Form 10QSB
period 1995-03-31
MERCHANTS CAPITAL CORP /MS/
filed 1995-05-12
CIK 357065

U.S. SECURITIES AND EXCHANGE COMMISSION

                     Washington,  D. C.  20549


                            FORM  10-QSB


         Quarterly Report Under Section 13 or 15 (d) of the
                  Securities Exchange Act of 1934

 For Quarter ended     March 31, 1995     COMMISSION FILE NUMBER     0-10898
                    --------------------                            --------



                     MERCHANTS CAPITAL CORPORATION
                     -------------------------------
             (Exact name of registrant as specified in charter)


   MISSISSIPPI                                                   64-0655603
- ------------------                                            --------------
 (State or other jurisdiction of                           (I.R.S. Employer
 incorporation or organization)                         Identification No.)


 820 South Street                                                 39180
 Vicksburg, Mississippi                                       --------------
 --------------------------                                      (Zip Code)
 (address of principal executive offices)

Registrant's telephone number, including area code            (601) 636-3752
                                                              --------------

                  Not Applicable
- ----------------------------------------------------------------------------
Former name, former address and former fiscal year; if changed since last report

Indicate by check mark whether the registrants (1) has filed all reports required to be filed by Sections 13 or 15 (d) of the Securities Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.  YES   X    NO

612,988 common shares were outstanding as of March 31, 1995.


                              1



                    MERCHANTS CAPITAL CORPORATION



                                 INDEX

                                                                        Page
                                                                      Number


Part 1.  Financial Information


     Item 1.  Financial Statements
              Consolidated Statements of Financial Condition              3
              March 31, 1995 (Unaudited) and December 31, 1994
              (Unaudited)


              Consolidated Statements of Income
              Three Months Ended March 31, 1995 and 1994                  4
              (Unaudited)


              Consolidated Statements of Changes in Stockholders'
              Equity, Three Months Ended March 31, 1995 and 1994          5
              (Unaudited)


              Consolidated Statements of Cash Flows
              Three Months Ended March 31, 1995 and 1994                  6
              (Unaudited)


              Notes to Consolidated Financial Statements                  7
              (Unaudited)


     Item 2.  Management's Discussion and Analysis of Financial           8
              Condition and Results of Operations


Part 2.  Other Information


     Item 1.  Legal Proceedings                                           9


     Item 6.  Exhibits and Reports on Form 8-K                            9



                                        2




                                MERCHANTS CAPITAL CORPORATION
                      CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION



                                               March 31, 1995   Dec. 31, 1994
                                                 (Unaudited)      (Unaudited)
                                                -------------    -------------
ASSETS:

Cash & due from banks                              $9,239,872     $9,945,350
Investment securities:
  Held-to-maturity                                 21,208,879     21,722,246
  Available-for-sale                               35,385,930     22,127,650
Federal funds sold                                  4,220,000     13,625,000
Loans - net                                       101,289,810     99,555,905
Bank premises & equipment - net                     2,414,862      2,477,772
Other real estate                                     139,334        154,114
Accrued interest receivable                         1,470,429      1,448,035
Other assets                                          968,044      1,000,757
Premuim paid on purchased assets &
deposits less amortization                            237,450        243,900
                                                -------------  -------------
    TOTAL ASSETS                                 $176,574,610   $172,300,729
                                                =============  =============

LIABILITIES & STOCKHOLDERS' EQUITY

LIABILITIES:
Deposits:
   Non-interest bearing deposits                  $20,779,842    $20,486,461
   Interest bearing deposits                      136,637,912    133,655,515
                                                 -------------  -------------
    Total deposits                                157,417,754    154,141,976

Securities Sold Under Repurchase Agreement          3,891,418      3,348,103
Accrued interest payable                              625,719        640,480
Accrued taxes and other liabilities                   518,284        463,326
                                                 -------------  -------------
    TOTAL LIABILITIES                             162,453,175    158,593,885

STOCKHOLDERS' EQUITY:
Common stock, $5 par value per share:
  Authorized - 1,000,000 shares
  Issued & outstanding 612,988 shares               3,064,940      3,064,940
Additional paid-in capital                         10,784,316     10,784,316
Unrealized gain (loss) on securities AFS             (327,142)      (534,954)
Retained earnings                                     599,321        392,542
                                                  -------------  -------------
    TOTAL STOCKHOLDERS' EQUITY                     14,121,435     13,706,844
                                                  -------------  -------------
    TOTAL LIABILITIES and STOCKHOLDERS' EQUITY   $176,574,610   $172,300,729
                                                 =============  =============
                    See notes to consolidated financial statements.
                                          3



                      MERCHANTS CAPITAL CORPORATION
                    CONSOLIDATED STATEMENTS OF INCOME
                               (UNAUDITED)



                                                     Three Months Ended
                                                          March 31,
                                                      1995           1994
Interest Income:                                 -------------  -------------
  Interest and fees on loans                       $2,332,132     $1,942,120
  Interest on investment securities
    Taxable interest income                           768,276        783,739
    Interest income exempt from
      federal income taxes                             27,085         21,249
  Interest on federal funds sold                      100,154         68,182
                                                -------------  -------------
     TOTAL INTEREST INCOME                          3,227,647      2,815,290

Interest Expense:
  Interest on deposits                              1,391,867      1,096,367
  Interest on fed funds pur & sec sold u/repo          47,925         16,890
  Interest on capital lease obligat oblig.                  -            380
                                                -------------  -------------
     TOTAL INTEREST EXPENSE                         1,439,792      1,113,637
                                                -------------  -------------

     NET INTEREST INCOME                            1,787,855      1,701,653
Provision for loan losses                              40,000         75,000
                                                -------------  -------------
    NET INTEREST INCOME AFTER
    PROVISON FOR LOAN LOSSES                        1,747,855      1,626,653
Other Income:
  Service charges on deposits                         279,326        216,337
  Trust service income                                 71,321         57,600
  Insurance premium and commissions                    87,285        111,994
  Other                                                50,320         77,849
                                                -------------  -------------
    TOTAL OTHER INCOME                                488,252        463,780
Other Expenses:
  Salaries                                            657,197        622,758
  Employee benefits                                   163,177        163,208
  Net occupancy expense                               110,911        115,906
  Equipment expense                                   152,103        165,939
  Other                                               579,837        562,005
                                                -------------  -------------
    TOTAL OTHER EXPENSES                            1,663,225      1,629,816
                                               -------------  -------------
    INCOME BEFORE INCOME TAXES                        572,882        460,617
    INCOME TAX PROVISION                              212,856        151,325
                                                -------------  -------------
    NET INCOME                                       $360,026       $309,292
                                                =============  =============
 Net income per common share (Note 3)                   $0.59          $0.50
 Dividends per common share                             $0.25          $0.23
 Average number of shares of common
 stock outstanding                                    612,988        612,988

                  See notes to consolidated financial statements.
                                    4

                                                              MERCHANTS CAPITAL CORPORATION
                                                CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                                        THREE MONTHS ENDED MARCH 31, 1995 AND 1994
                                                                      (Unadited)


                                                                              Additional    Unrealized
                                                                Common          Paid-In    Gain (Loss)      Retained
                                                                 Stock          Capital    on Sec. AFS      Earnings     Total
                                                              ------------  -------------  -------------  ----------- ------------


                           BALANCE, January 1, 1994            $2,787,320     $9,673,836         -          $984,284  $13,445,440

                             Net income                                                                      309,292      309,292

                             Cash dividends declared
                               (.23 per share)                                                              (139,366)    (139,366)

                             Unrealized gain (loss)
                                on securities AFS                                              (151,610)                 (151,610)

                                                              ------------  -------------  -------------  ----------- ------------
                           BALANCE, March 31, 1994             $2,787,320     $9,673,836      ($151,610)  $1,154,210  $13,463,756
                                                              ============  =============  =============  =========== ============





                           BALANCE, January 1, 1995            $3,064,940    $10,784,316       (534,954)    $392,542  $13,706,844

                             Net income                                                                      360,026      360,026

                             Cash dividends declared
                                (.25 per share)                                                             (153,247)    (153,247)


                             Unrealized gain (loss)
                                on securities AFS                                               207,812                   207,812


                                                              ------------  -------------  -------------  ----------- ------------
                           BALANCE March 31 1995               $3,064,940    $10,784,316      ($327,142)    $599,321  $14,121,435
                                                              ============  =============  =============  =========== ============


                                                    See notes to consolidated financial statements.

                                                                          5


                                          MERCHANTS CAPITAL CORPORATION
                                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                  (Unaudited)
                                                                                     Three Months Ended
                                                                                         March 31,
                                                                            ----------------------------
                                                                                 1995          1994
                  OPERATING ACTIVITIES:                                     -------------  -------------

                  Net income                                                    $360,026       $309,292
                  Adjustments to reconcile net income to net
                    cash provided by operating activities:
                    Provision for loan losses                                     40,000         75,000
                    Provision for depreciation and amortization                  129,885        119,335
                    (Increase) decrease in accrued interest receivable           (22,394)        57,662
                    Increase in other assets                                     (85,371)      (208,358)
                    Decrease in accrued interest payable                         (14,761)      (113,211)
                    Increase (decrease) in taxes and other liabilities            54,958        (83,539)
                                                                            -------------  -------------
                      NET CASH PROVIDED BY OPERATING ACTIVITIES                  462,343        156,181
                                                                            -------------  -------------

                  INVESTING ACTIVITIES:
                  Decrease (increase) in federal funds sold                    9,405,000     (5,210,000)
                  Proceeds from sales of investment securities-HTM                 -              -
                  Proceeds from maturities of investment securities-HTM            -              -
                  Purchase of investment securities-HTM                            -              -
                  Proceeds from sales of investment securities-AFS                 -          2,685,810
                  Proceeds from maturities of investment securities-AFS        6,010,062     14,909,410
                  Purchase of investment securities-AFS                      (18,830,582)    (8,977,522)
                  Prepayments on Mortgage Backed securities                      416,283      1,421,067
                  Net increase in loans                                       (1,773,905)    (2,884,907)
                  Purchases of premises and equipment                            (60,525)       (53,977)
                                                                            -------------  -------------
                      NET CASH (USED) PROVIDED USED BY INVESTING ACTIVITIES   (4,833,667)     1,889,881
                                                                            -------------  -------------

                  FINANCING ACTIVITIES:
                  Net decrease in deposits                                     3,275,778        624,618
                  Cash dividends paid                                           (153,247)      (418,098)
                  Net increase in Sec. sold under repurchase agreement           543,315        329,083
                                                                            -------------  -------------
                    NET CASH PROVIDED BY FINANCING ACTIVITIES                  3,665,846        535,603
                                                                            -------------  -------------
                  DECREASE IN CASH AND CASH EQUIVALENTS                         (705,478)     2,581,665

                  CASH AND CASH EQUIVALENTS AT THE BEGINNING OF THE YEAR       9,945,350      8,761,044
                                                                            -------------  -------------
                  CASH AND CASH EQUIVALENTS AT END OF YEAR                    $9,239,872    $11,342,709
                                                                            =============  =============

                  SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
                  Dividends declared but not paid                               $153,247       $139,366
                  Total (decrease) increase in unrealized loss on
                  securities available for sale net of deferred taxes          ($207,812)       151,610


                           See notes to consolidated financial statements.
                                     6

                   MERCHANTS CAPITAL CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           (Unaudited)

1. Basis of Consolidated Financial Statements

     The consolidated fianacial statement include Merchants Capital Corporation and its wholly owned subsidiary, Merchants Bank and its wholly owned subsidiary Merchants Credit Company. All intercompany profits, transactions and balances have been eliminated.

     The consolidated financial statements have been prepared by the Company without an audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of their operations and their cash flows as of March 31, 1995, and for all periods presented have been made.

     Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The results of operations for the periods ended March 31, 1995, are not necessarily indicative of operating results for the full year. It is suggested these financial statements be read in conjunction with the Company's Annual Report and proxy statements filed with its Form 10-k for the year ended December 31, 1994.

2. Change in Accounting Principle

     Due to FASB #115, which became effective January 1,1994, the Company reclassified the securities held in the investment portfolio into two categories: Available for Sale and Held to Maturity. The Available for Sale securities are recorded at market value while the Held to Maturity securities are recorded at book value. An unrealized loss on the Available for Sale securities was recognized for $327,142.00, net of deferred taxes, reducing the Company's equity as of March 31, 1995.


3. Net Income Per Share of Common Stock

     Net income (loss) per share of common stock is based on the weighted average number of share outstanding during each period, after giving retroactive effect to stock dividends.


4. Acquisitions

     On April 1, 1995, Merchants Bank purchased certain assets and assumed certain liabilities of the Bank of Edwards, Edwards, Mississippi, for a premium of $350,000 which will be amortize over a fifteen year period.



                                        7


ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operation

Changes In Financial Position and Liquidity
- -------------------------------------------
   In the three months ended March 31, 1995, assets increased by $4,273,881 or 2.48%. This resulted from increases of $12,744,913 in investments, $1,733,905 in net increase in loans, and $22,394 in accrued interest receivable. These increases were offset by decreases of $705,478 in cash and due from banks, $9,405,000 in federal funds sold, $62,910 in bank premises and equipment, $14,780 in other real estate, $32,713 in other assets, and $6,450 in premium paid on purchased assets and deposits. The net increase in liabilities and equity was a result of increases of $3,275,778 in deposits, $543,315 in securities sold under repurchased agreements, $54,958 in accrued taxes and other liabilities, and $206,779 in retained earnings which was offset by a decrease of $14,761 in accrued interest payable. Also, assets stockholders equity were increased by a decrease of $207,812 in net unrealized loss on securities available for sale.


Results of Operations
- ---------------------
   In the first quarter ended March 31, 1995, net income increased by $50,734 or 16.40% over the first quarter income of 1994. Net interest income increased by $86,202 or 5.07% as a result of an increase of $412,357 or 14.65% in interest income and an increase of $326,155 or 29.29% in interest expense. The provision for loan losses decreased by $35,000 or 46.67%. Other income increased by $24,472 or 5.28% and so did other expenses by $33,409 or 2.05%. The income tax provision increased by $61,531 or 40.66%.


Capital Adequacy
- ----------------
   The Company and the Bank must maintain certain levels of capitalization as prescribed by the various regulators. The Company and the Bank must maintain minimum amounts of capital to total "risk weighted" assets, as outlined under the regulators' 1992 risk-based capital guidelines. The Company and the Bank are required to have minimum Tier I and total capital ratios of 4% and 8%, respectively. The actual ratios at March 31, 1995, were 13.14% and 14.36% (Company) and 12.54% and 13.76% (Bank), respectively. The Company and the Bank's leverage ratios at March 31, 1995, were 8.05% and 7.68%, respectively. The minimum required leverage ratio is 3%-5% with an internal target ratio set at 6% by management.

   The main source of capital expansion for the Company and the Bank continues to be the retention of earnings. However, if the need arises again, the Company can use its borrowing ability to inject needed capital into the Bank. The net change in stockholders' equity of $414,591 in the first three months was the result of the retention of earnings and a decrease of the unrealized loss on securities available for sale. At the present, there are no planned capital expenditures which would materially restrict capital growth.


                                        8



PART II.  OTHER INFORMATION


Item 1.  Legal Proceedings

     There are no legal proceedings that need to be disclosed as required by Item 103 of Regulation S-B as of March 31, 1995.


Item 6.  Exhibits and Reports on Form 8-K.

         None.




                                 9


                            SIGNATURES


  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                         MERCHANTS CAPITAL CORPORATION
                                       --------------------------------




Date:  May 12, 1995                       Joel H. Horton
  _____________________            _______________________________
                                    Joel H. Horton
                                    President and Chief Operating
                                    Officer


Date:  May 12, 1995                       James R. Wilkerson, Jr.
     ________________               _________________________________
                                     James R. Wilkerson, Jr.
                                     Secretary



                                10