Form 10QSB
period 1995-06-30
MERCHANTS CAPITAL CORP /MS/
filed 1995-08-16
CIK 357065

U.S. SECURITIES AND EXCHANGE COMMISSION

                   Washington,  D. C.  20549


                           FORM  10-QSB


      Quarterly Report Under Section 13 or 15 (d) of the
                 Securities Exchange Act of 1934

For Quarter ended      June 30, 1995     COMMISSION FILE NUMBER     0-10898
                  --------------------                            ----------



                  MERCHANTS CAPITAL CORPORATION
                 -------------------------------
           (Exact name of registrant as specified in charter)


  MISSISSIPPI                                                   64-0655603
------------------                                            --------------
(State or other jurisdiction of                             (I.R.S. Employer
incorporation or organization)                           Identification No.)


 820 South Street                                                 39180
Vicksburg, Mississippi                                       --------------
--------------------------                                      (Zip Code)
(address of principal executive offices)

Registrant's telephone number, including area code            (601) 636-3752
                                                              --------------

                Not Applicable
----------------------------------------------------------------------------
Former name, former address and former fiscal year; if changed since last report

Indicate by check mark whether the registrants (1) has filed all reports required to be filed by Sections 13 or 15 (d) of the Securities Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.  YES   X    NO

674,054 common shares were outstanding as of June 30, 1995.






                                    1





                         MERCHANTS CAPITAL CORPORATION







                                  INDEX
                                                                        Page
                                                                       Number
Part 1.  Financial Information

     Item 1.  Financial Statements
              Consolidated Statements of Financial Condition              3
              June 30, 1995 (Unaudited) and December 31, 1994
              (Unaudited)


              Consolidated Statements of Income
              Three Months Ended and Six Months Ended                     4
              June 30,1995 and 1994 (Unaudited)


              Consolidated Statements of Changes in Stockholders'
              Equity, Six Months Ended June 30, 1995 and 1994             5
              (Unaudited)

              Consolidated Statements of Cash Flows
              Six Months Ended June 30, 1995 and 1994                     6
              (Unaudited)


              Notes to Consolidated Financial Statements                  7
              (Unaudited)


     Item 2.  Management's Discussion and Analysis of Financial           8
              Condition and Results of Operations


Part 2.  Other Information


     Item 1.  Legal Proceedings                                           9


     Item 6.  Exhibits and Reports on Form 8-K                            9







                                       2




                              MERCHANTS CAPITAL CORPORATION
                       CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION









                                                June 30, 1995  Dec. 31, 1994
                                                  (Unaudited)   (Unaudited)
                                                -------------  -------------
ASSETS:

Cash & due from banks                              $9,859,048     $9,945,350
Investment securities:
Held-to-maturity ($22,449,179 market)              22,520,346     21,722,246
Available-for-sale                                 33,507,316     22,127,650
Federal funds sold                                    345,000     13,625,000
Loans - net                                       118,123,950     99,555,905
Bank premises & equipment - net                     2,661,216      2,477,772
Other real estate                                      23,819        154,114
Accrued interest receivable                         2,169,669      1,448,035
Other assets                                          784,380      1,000,757
Premuim paid on purchased assets &
 deposits less amortization                           575,167        243,900
                                                --------------  -------------
    TOTAL ASSETS                                 $190,569,911   $172,300,729
                                                =============   =============

LIABILITIES & STOCKHOLDERS' EQUITY

LIABILITIES:
Deposits:
Non-interest bearing deposits                     $21,655,353    $20,486,461
Interest bearing deposits                         146,344,633    133,655,515
                                                 -------------  -------------
    Total Deposits                                167,999,986    154,141,976

Securities Sold Under Repurchase Agreement          6,640,724      3,348,103
Accrued interest payable                              711,643        640,480
Accrued taxes and other liabilities                   479,038        463,326
                                                 -------------  -------------
    TOTAL LIABILITIES                             175,831,391    158,593,885

STOCKHOLDERS' EQUITY:
Common stock, $5 par value per share:
Authorized - 1,000,000 shares
Issued & outstanding 674,054 shares                 3,370,270      3,064,940
Additional paid-in capital                         11,852,971     10,784,316
Unrealized gain (loss) on securities AFS              (99,970)      (534,954)
Retained earnings                                    (384,751)       392,542

    TOTAL STOCKHOLDERS' EQUITY                     14,738,520     13,706,844
                                                 -------------  -------------
    TOTAL LIABILITIES and STOCKHOLDERS' EQUITY   $190,569,911   $172,300,729
                                                 =============  =============

                    See notes to consolidated financial statements.
                                      3


                               MERCHANTS CAPITAL CORPORATION
                             CONSOLIDATED STATEMENTS OF INCOME
                                        (UNAUDITED)




                                                     Three Months Ended         Six Months Ended
                                                         June 30,                   June 30,
                                                     1995           1994         1995        1994
Interest Income:                                 -------------  -------------  ------------------------
  Interest and fees on loans                       $2,718,087     $2,100,131   $5,050,219   $4,042,251
  Interest on investment securities
    Taxable interest income                           759,101        746,156    1,527,377    1,529,895
    Interest income exempt from
      federal income taxes                             33,537         19,880       60,622       41,128
  Interest on federal funds sold                      130,246         91,848      230,400      160,030
                                                  -------------  -------------  ----------- ------------
     TOTAL INTEREST INCOME                          3,640,971      2,958,015    6,868,618    5,773,304

Interest Expense:
  Interest on deposits                              1,537,154      1,145,701    2,929,020    2,242,068
  Interest on fed funds pur & sec sold u/repo          44,895         27,471       92,820       44,361
  Interest on capital lease obligat oblig.                  -            279            -          659
                                                   -------------  -------------  ------------------------
     TOTAL INTEREST EXPENSE                         1,582,049      1,173,451    3,021,840    2,287,088
                                                   -------------  -------------  ------------------------
     NET INTEREST INCOME                            2,058,922      1,784,564    3,846,778    3,486,216
Provision for loan losses                                   -         25,000       40,000      100,000
                                                   -------------  -------------  ------------------------
     NET INTEREST INCOME AFTER
     PROVISON FOR LOAN LOSSES                       2,058,922      1,759,564    3,806,778    3,386,216
Other Income:
  Service charges on deposits                         310,781        255,395      590,107      471,733
  Trust service income                                 80,365        117,390      151,686      174,989
  Insurance premium and commissions                    86,358        127,284      173,642      239,278
  Other                                                52,129         54,486       99,526      132,335
                                                   -------------  -------------  ------------------------
    TOTAL OTHER INCOME                                529,633        554,555    1,014,961    1,018,335
Other Expenses:
  Salaries                                            715,645        602,502    1,372,842    1,225,260
  Employee benefits                                   170,619        179,092      333,796      342,300
  Net occupancy expense                               130,093        111,428      241,004      227,334
  Equipment expense                                   154,240        137,776      306,343      303,715
  Other                                               642,253        516,593    1,219,168    1,078,598
                                                   -------------  -------------  ------------------------
    TOTAL OTHER EXPENSES                            1,812,850      1,547,391    3,473,153    3,177,207
                                                   -------------  -------------  ------------------------
    INCOME BEFORE INCOME TAXES                        775,705        766,728    1,348,586    1,227,344
    INCOME TAX PROVISION                              212,040        250,825      424,896      402,150
                                                   -------------  -------------  ------------------------
    NET INCOME                                       $563,665       $515,903     $923,690     $825,194
                                                   =============  =============  ========================
Net income per common share (Note 3)                    $0.84          $0.77        $1.37        $1.22
Dividends per common share                              $0.25          $0.23        $0.48        $0.43
Average number of shares of common
  stock outstanding                                   674,054        674,054      674,054      674,054

                     See notes to consolidated financial statements.
                                          4

                                          MERCHANTS CAPITAL CORPORATION
                                   CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                       SIX MONTHS ENDED JUNE 30, 1995 AND 1994
                                                                              (Unadited)


                                                                                      Additional    Unrealized
                                     Common          Paid-In    Gain (Loss)      Retained
                                      Stock          Capital    on Sec. AFS      Earnings     Total
                                   ------------  -------------  -------------  ----------- ------------
 BALANCE, January 1, 1994            $2,787,320     $9,673,836         -          $984,284  $13,445,440

   Net income                                                                      825,194      825,194

   Cash dividends declared
     (.43 per share)                                                              (292,612)    (292,612)

   Stock dividend (10%)                 277,620      1,110,480                  (1,388,100)         -

   Fractional shares
    purchased (222.4 shares
    @$25 per share)                                                                 (5,560)      (5,560)

   Unrealized gain (loss)
      on securities AFS                                              (355,569)                 (355,569)

                                     ------------  -------------  -------------  ----------- ------------
 BALANCE, June 30, 1994               $3,064,940    $10,784,316      ($355,569)    $123,206  $13,616,893
                                     ============  =============  =============  =========== ============





 BALANCE, January 1, 1995            $3,064,940    $10,784,316       (534,954)    $392,542  $13,706,844

   Net income                                                                      923,690      923,690

   Cash dividends declared
      (.48 per share)                                                             (321,760)    (321,760)

   Stock dividend (10%)                 305,330      1,068,655                  (1,373,985)         -

   Fractional shares
    purchased (232.8 shares
    @$22.50 per share)                                                              (5,238)      (5,238)

   Unrealized gain (loss)
      on securities AFS                                               434,984                   434,984

                                    ------------  -------------  -------------  ----------- ------------
 BALANCE, June 30, 1995              $3,370,270    $11,852,971       ($99,970)   ($384,751) $14,738,520
                                    ============  =============  =============  =========== ============


                             See notes to consolidated financial statements.
                                               5








                                                  MERCHANTS CAPITAL CORPORATION
                                             CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                          (Unaudited)
                                                                                             Six Months Ended
                                                                                    ----------------------------
                                                                                         1995          1994
                          OPERATING ACTIVITIES:                                     -------------  -------------
                          Net income                                                    $923,690       $825,194
                          Adjustments to reconcile net income to net
                            cash provided by operating activities:
                            Provision for loan losses                                     40,000        100,000
                            Provision for depreciation and amortization                  269,348        237,030
                            Gain on sale of securities                                      -            (6,421)
                            Increase in accrued interest receivable                     (721,634)       (69,979)
                            Increase in other assets                                    (281,432)       (55,267)
                            Increase (decrease) in accrued interest payable               71,163        (64,873)
                            Increase (decrease) in taxes and other liabilities               446       (136,963)
                                                                                    -------------  -------------
                              NET CASH PROVIDED BY OPERATING ACTIVITIES                  301,581        828,721
                                                                                    -------------  -------------
                          INVESTING ACTIVITIES:

                          Decrease in federal funds sold                              13,280,000      7,200,000
                          Purchase of investment securities-HTM                       (1,940,892)    (1,991,250)
                          Proceeds from sales of investment securities-AFS                 -          7,686,462
                          Proceeds from maturities of investment securities-AFS       17,281,630     28,058,674
                          Purchase of investment securities-AFS                      (27,998,582)   (30,706,810)
                          Prepayments on Mortgage Backed securities                    1,193,166      2,596,316
                          Net increase in loans                                      (18,608,045)    (7,484,449)
                          Purchases of premises and equipment                           (434,059)      (151,451)
                                                                                    -------------  -------------
                              NET CASH (USED) PROVIDED BY INVESTING ACTIVITIES       (17,226,782)     5,207,492
                                                                                    -------------  -------------

                          FINANCING ACTIVITIES:
                          Net increase (decrease) in deposits                         13,858,010     (6,277,584)
                          Cash dividends paid                                           (306,494)      (557,464)
                          Payment of fractional shares from 10% stock dividend            (5,238)        (5,560)
                          Net increase in Sec. sold under repurchase agreement         3,292,621      3,504,326
                                                                                    -------------  -------------
                            NET CASH PROVIDED (USED) BY FINANCING ACTIVITIES          16,838,899     (3,336,282)
                                                                                    -------------  -------------
                          (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS               (86,302)     2,699,931

                          CASH AND CASH EQUIVALENTS AT THE BEGINNING OF THE YEAR       9,945,350      8,761,044
                                                                                    -------------  -------------
                          CASH AND CASH EQUIVALENTS AT END OF YEAR                    $9,859,048    $11,460,975
                                                                                    =============  =============

                          SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
                          Dividends declared but not paid                               $168,513       $153,247
                          Total (decrease) increase in unrealized loss on
                          securities available for sale net of deferred taxes          ($434,984)       355,569
                          Stock dividends declared                                    $1,373,985      1,388,100

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

    The consolidated financial statements have been prepared by the Company without an audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of their operations and their cash flows as of June 30, 1995, and for all periods presented have been made.
Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The results of operations for the periods ended June 30, 1995, are not necessarily indicative of operating results for the full year. It is suggested these financial statements be read in conjunction with the Company's Annual Report and proxy statements filed with its Form 10-k for the year ended December 31, 1994.

2. Change in Accounting Principle
    Due to FASB #115, which became effective January 1,1994, the Company reclassified the securities held in the investment portfolio into two categories: Available for Sale and Held to Maturity. The Available for Sale securities are recorded at market value while the Held to Maturity securities are recorded at book value. An unrealized loss on the Available for Sale securities was recognized for $99,970.02, net of deferred taxes, reducing the Company's equity as of June 30, 1995.


3. Net Income Per Share of Common Stock

    Net income (loss) per share of common stock is based on the weighted average number of share outstanding during each period, after giving retroactive effect to stock dividends.

4. Acquisitions

    On April 1, 1995, Merchants Bank purchased certain assets and assumed certain liabilities of the Bank of Edwards, Edwards, Mississippi, for a premium of $350,000 which will be amortized over a fifteen year period.








                                      7


ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operation

Changes In Financial Position and Liquidity
-------------------------------------------
    In the six months ended June 30, 1995, assets increased by $18,269,182 or 10.6%. This resulted from increases of $12,177,766 in investments, $18,568,045 in net increase in loans, $183,444 in bank premises and equipment, $721,634 in accrued interest receivable, and $331,267 in premium paid in purchased assets. These increases were offset by decreases of $86,302 in cash and due from banks, $13,280,000 in federal funds sold, $130,295 in other real estate, and $216,377 in other assets. The increase in assets was a result of net increases of $13,858,010 in deposits, $3,292,621 in securities sold under repurchase agreement, $71,163 in accrued interest, $15,712 in accrued taxes and other liabilities, and $1,373,985 in common stock and surplus. These increases were offset by a decrease of $777,293 in retained earnings resulting from year-to-date net income of $923,690 less cash dividends declared of $321,760 less 10% stock dividend of $1,379,223. Also, assets and shareholders equity were increased by $434,984 due to a decrease in net unrealized loss on securities available for sale.


Results of Operations
---------------------
    In the second quarter ended June 30, 1995, net income increased by $47,762 or 9.26% over the second quarter income of 1994. Net interest income increased by $274,358 or 15.37% as a result of an increase of $682,956 or 23.09% in interest income and an increase of $408,598 or 34.82% in interest expense. The provision for loan losses decreased by $25,000 or 100.0%. Other income decreased by $24,922 or 4.49% while other expenses increased by $265,459 or 17.16%. The income tax provision decreased by $38,785 or 15.46%.

    The six months ended June 30, 1995, resulted in an increased of $98,496 or 11.94% in net income in comparison with the first six months of 1994.
Net interest income increased by $360,562 or 10.34% as a result of an increase of $1,095,314 or 18.97 % in interest income and $734,752 or 32.13% in interest expense. The provision for loan losses decreased by $60,000 or 60%. Other income decreased by $3,374 or .33% while other expenses increased by $295,946 or 9.31%. The income tax provision increased by $22,746 or 5.66%.


Capital Adequacy
----------------
    The Company and the Bank must maintain certain levels of capitalization as prescribed by the various regulators. The Company and the Bank must maintain minimum amounts of capital to total "risk weighted" assets, as outlined under the regulators' 1992 risk-based capital guidelines. The Company and the Bank are required to have minimum Tier I and total capital ratios of 4% and 8%, respectively. The actual ratios at June 30, 1995, were 11.38% and 12.63% (Company) and 11.86% and 12.11% (Bank), respectively. The Company and the Bank's leverage ratios at June 30, 1995, were 7.48% and 7.14, respectively. The minimum required leverage ratio is 3%-5% with an internal target ratio set at 6% by management.

    The main source of capital expansion for the Company and the Bank continues to be the retention of earnings. However, if the need arises again, the Company can use its borrowing ability to inject needed capital into the Bank. The net change in stockholders' equity of $1,031,676 in the first six months was the result of the retention of earnings and a decrease of the unrealized loss on securities available for sale. At the present, there are no planned capital expenditures which would materially restrict capital growth.


                                  8



PART II.  OTHER INFORMATION


Item 1.  Legal Proceedings

    There are no legal proceedings that need to be disclosed as required by Item 103 of Regulation S-B as of June 30, 1995.



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




                                              MERCHANTS CAPITAL CORPORATION
                                             --------------------------------





      Date ______________________               _______________________________
                                                           (Signature)


                                                 Joel H. Horton
                                                 President and Chief Operating
                                                 Officer


      Date ______________________               _______________________________
                                                            (Signature)


                                                  James R. Wilkerson
                                                  Secretary




















                                       10