Form 10QSB
period 1995-09-30
MERCHANTS CAPITAL CORP /MS/
filed 1995-11-15
CIK 357065

U.S. SECURITIES AND EXCHANGE COMMISSION

                     Washington,  D. C.  20549


                          FORM  10-QSB


         Quarterly Report Under Section 13 or 15 (d) of the
                  Securities Exchange Act of 1934

 For Quarter ended   September 30, 1995   COMMISSION FILE NUMBER    0-10898
                    --------------------                           ---------



                     MERCHANTS CAPITAL CORPORATION
                     ------------------------------
             (Exact name of registrant as specified in charter)


   MISSISSIPPI                                                    64-0655603
------------------                                              -------------
 (State or other jurisdiction of                            (I.R.S. Employer
 incorporation or organization)                          Identification No.)


 820 South Street                                                   39180
 Vicksburg, Mississippi                                         ------------
 --------------------------                                      (Zip Code)
 (address of principal executive offices)

Registrant's telephone number, including area code    (601) 636-3752
                                                      ---------------

                  Not Applicable
-----------------------------------------------------------------------------
Former name, former address and former fiscal year; if changed since last report

Indicate by check mark whether the registrants (1) has filed all reports required to be filed by Sections 13 or 15 (d) of the Securities Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.  YES   X    NO

674,054 common shares were outstanding as of September 30, 1995.






                              1





                 MERCHANTS CAPITAL CORPORATION

                           INDEX

                                                                           Page
                                                                         Number


Part 1.  Financial Information


  Item 1.  Financial Statements
           Consolidated Statements of Financial Condition                    3
           September 30, 1995 (Unaudited) and December 31, 1994
           (Unaudited)








           Consolidated Statements of Income
           Three Months Ended and Nine Months Ended                          4
           September 30, 1995 and 1994 (Unaudited)


           Consolidated Statements of Changes in Stockholders'
           Equity, Nine Months Ended September 30, 1995 and 1994             5
           (Unaudited)


           Consolidated Statements of Cash Flows
           Nine Months Ended September 30, 1995 and 1994                     6
           (Unaudited)


           Notes to Consolidated Financial Statements                        7
           (Unaudited)


  Item 2.  Management's Discussion and Analysis of Financial                 9
           Condition and Results of Operations


Part 2.  Other Information


  Item 1.  Legal Proceedings                                                20


  Item 6.  Exhibits and Reports on Form 8-K                                 20







                                     2




                           MERCHANTS CAPITAL CORPORATION
                    CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION



                                                 Sept. 30, 1995   Dec. 31, 1994
                                                    (Unaudited)    (Unaudited)
                                                 ---------------  -------------
ASSETS:

Cash & due from banks                                $8,013,537     $9,945,350
Investment securities:
  Held -to-maturity ($21,750,908 est. market         21,814,724     21,722,246
    value in 1995 and $21,236,335 in 1994)
  Available-for-sale                                 30,725,074     22,127,650
Federal funds sold                                    5,300,000     13,625,000
Loans - net                                         121,351,655     99,555,905
Bank premises & equipment - net                       2,642,331      2,477,772
Other real estate                                        88,419        154,114
Accrued interest receivable                           2,050,258      1,448,035
Other assets                                            727,135      1,000,757
Premuim paid on purchased assets &
deposits less amortization                              562,883        243,900
                                                   -------------  -------------
    TOTAL ASSETS                                   $193,276,016   $172,300,729
                                                   =============  =============

LIABILITIES & STOCKHOLDERS' EQUITY

LIABILITIES:






Deposits:
  Non-interest bearing deposits                     $21,004,429    $20,486,461
  Interest bearing deposits                         149,755,476    133,655,515
                                                   -------------  -------------
    Total Deposits                                  170,759,905    154,141,976

Securities Sold Under Repurchase Agreement            5,920,045      3,348,103
Accrued interest payable                                709,066        640,480
Accrued taxes and other liabilities                     662,240        463,326
                                                   -------------  -------------
    TOTAL LIABILITIES                               178,051,256    158,593,885

STOCKHOLDERS' EQUITY:
Common stock, $5 par value per share:
  Authorized - 1,000,000 shares
  Issued & outstanding 674,054 shares                 3,370,270      3,064,940
Additional paid-in capital                           11,852,971     10,784,316
Unrealized gain (loss) on securities AFS               (113,440)      (534,954)
Retained earnings                                       114,959        392,542
                                                   -------------  -------------
    TOTAL STOCKHOLDERS' EQUITY                       15,224,760     13,706,844
                                                   -------------  -------------
    TOTAL LIABILITIES and STOCKHOLDERS' EQUITY     $193,276,016   $172,300,729
                                                   =============  =============

                       See notes to consolidated financial statements.
                                         3


                           MERCHANTS CAPITAL CORPORATION
                          CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)

                                                        Three Months Ended            Nine Months Ended
                                                           September 30,                 September 30,
                                                         1995           1994          1995        1994
Interest Income:                                   -------------  -------------  ------------  ------------
  Interest and fees on loans                         $2,966,391     $2,204,287    $8,016,609    $6,246,538
  Interest on investment securities
    Taxable interest income                             793,329        785,163     2,320,706     2,315,057
    Interest income exempt from
      federal income taxes                               48,565         20,218       109,188        61,346
  Interest on federal funds sold                         69,771         54,858       300,171       214,889
                                                   -------------  -------------  ------------  ------------
     TOTAL INTEREST INCOME                            3,878,056      3,064,526    10,746,674     8,837,830

Interest Expense:
  Interest on deposits                                1,585,953      1,197,712     4,514,974     3,439,780
  Interest on fed funds pur & sec sold u/repo            69,148         48,982       161,968        93,343
  Interest on capital lease oblig.                            -            106             -           766
                                                   -------------  -------------  ------------  ------------
     TOTAL INTEREST EXPENSE                           1,655,101      1,246,800     4,676,942     3,533,889
                                                   -------------  -------------  ------------  ------------
     NET INTEREST INCOME                              2,222,955      1,817,726     6,069,732     5,303,941
Provision for loan losses                                40,000         50,000        80,000       150,000
                                                   -------------  -------------  ------------  ------------
    NET INTEREST INCOME AFTER
    PROVISION FOR LOAN LOSSES                         2,182,955      1,767,726     5,989,732     5,153,941
Other Income:
  Service charges on deposits                           300,588        239,722       890,695       711,455
  Trust service income                                  123,115         76,761       274,801       251,750
  Insurance premium and commissions                      89,098         99,416       262,740       338,694
  Other                                                  63,091         38,221       162,618       151,820
                                                   -------------  -------------  ------------  ------------
    TOTAL OTHER INCOME                                  575,892        454,120     1,590,854     1,453,719
Other Expenses:
  Salaries                                              815,721        679,037     2,188,564     1,904,297
  Employee benefits                                     154,963        162,741       488,758       505,041
  Net occupancy expense                                 138,142        126,869       379,146       354,203
  Equipment expense                                     148,974        146,177       455,317       449,892
  Other                                                 478,438        593,567     1,697,606     1,653,429
                                                   -------------  -------------  ------------  ------------






    TOTAL OTHER EXPENSES                              1,736,238      1,708,391     5,209,391     4,866,862
                                                   -------------  -------------  ------------  ------------
    INCOME BEFORE INCOME TAXES                        1,022,609        513,455     2,371,195     1,740,798
    INCOME TAX PROVISION                                354,386        196,383       779,282       598,532
                                                   -------------  -------------  ------------  ------------
    NET INCOME                                         $668,223       $317,072    $1,591,913    $1,142,266
                                                   =============  =============  ============  ============
Net income per common share (Note 6)                      $0.99          $0.47         $2.36         $1.69
Dividends per common share                                $0.25          $0.23         $0.73         $0.66
Average number of shares of common
  stock outstanding                                     674,054        674,054       674,054       674,054

                    See notes to consolidated financial statements.
                                        4

                           MERCHANTS CAPITAL CORPORATION
               CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                       NINE MONTHS ENDED SEPTEMBER 30, 1995 AND 1994
                                    (Unadited)


                                                     Additional    Unrealized
                                       Common          Paid-In    Gain (Loss)      Retained
                                        Stock          Capital    on Sec. AFS      Earnings       Total
                                     ------------  -------------  -------------  ------------  ------------

BALANCE, January 1, 1994              $2,787,320     $9,673,836         -           $984,284   $13,445,440

  Net income                                                                       1,142,266     1,142,266

  Cash dividends declared
     (.66 per share)                                                                (445,860)     (445,860)

  Stock dividend (10%)                   277,620      1,110,480                   (1,388,100)         -

  Fractional shares
     purchased (222.4 shares
     @ $25 per share)                                                                 (5,560)       (5,560)

  Unrealized gain (loss)
     on securities AFS                                                (427,648)                   (427,648)

                                     ------------  -------------  -------------  ------------  ------------
BALANCE, September 30, 1994           $3,064,940    $10,784,316      ($427,648)     $287,030   $13,708,638
                                     ============  =============  =============  ============  ============




BALANCE, January 1, 1995              $3,064,940    $10,784,316       (534,954)     $392,542   $13,706,844

  Net income                                                                       1,591,913     1,591,913

  Cash dividends declared
     (.73 per share)                                                                (490,273)     (490,273)

  Stock dividend (10%)                   305,330      1,068,655                   (1,373,985)         -

  Fractional shares
     purchased (232.8 shares
     @ $22.50 per share)                                                              (5,238)       (5,238)

  Unrealized gain (loss)
     on securities AFS                                                 421,514                     421,514


                                     ------------  -------------  -------------  ------------  ------------
BALANCE, September 30, 1995           $3,370,270    $11,852,971      ($113,440)     $114,959   $15,224,760
                                     ============  =============  =============  ============  ============








                           See notes to consolidated financial statements.

                  MERCHANTS CAPITAL CORPORATION
              CONSOLIDATED STATEMENTS OF CASH FLOWS
                          (Unaudited)
                                                                        Nine Months Ended
                                                                          September 30,
                                                                  ---------------------------
                                                                       1995          1994
OPERATING ACTIVITIES:                                             -------------  ------------
Net income                                                          $1,591,913    $1,142,266
Adjustments to reconcile net income to net
  cash provided by operating activities:
  Provision for loan losses                                             80,000       150,000
  Provision for depreciation and amortization                          404,653       363,223
  Gain on sale of securities                                            (8,207)       (6,306)
  Net premium amortization (accretion) on HTM securities                48,508        89,142
  Net premium amortization (accretion) on AFS securities              (149,436)      (38,598)
  Increase in accrued interest receivable                             (602,223)     (116,779)
  (Increase) decrease in other assets                                 (280,176)       77,223
  Increase (decrease) in accrued interest payable                       68,586      (107,304)
  Increase (decrease) in taxes and other liabilities                   183,648      (452,312)
                                                                  -------------  ------------
    NET CASH PROVIDED BY OPERATING ACTIVITIES                        1,337,266     1,100,555
                                                                  -------------  ------------

INVESTING ACTIVITIES:
Decrease in federal funds sold                                       8,325,000     1,500,000
Proceeds from sales of investment securities-HTM                       761,795          -
Proceeds from maturities of investment securities-HTM                1,783,119     3,235,131
Purchase of investment securities-HTM                               (2,677,693)   (1,991,250)
Proceeds from sales of investment securities-AFS                         -        17,185,249
Proceeds from maturities of investment securities-AFS               24,221,967    32,394,559
Purchase of investment securities-AFS                              (31,978,947)  (43,162,960)
Net increase in loans                                              (21,875,750)   (9,831,757)
Purchases of premises and equipment                                   (538,196)     (334,094)
                                                                  -------------  ------------
    NET CASH USED BY INVESTING ACTIVITIES                          (21,978,705)   (1,005,122)
                                                                  -------------  ------------

FINANCING ACTIVITIES:
Net increase (decrease) in deposits                                 16,617,929    (3,082,252)
Cash dividends paid                                                   (475,007)     (445,859)
Payment of fractional shares from 10% stock dividend                    (5,238)       (5,560)
Net increase in Sec. sold under repurchase agreement                 2,571,942     3,235,903
                                                                  -------------  ------------
  NET CASH PROVIDED (USED) BY FINANCING ACTIVITIES                  18,709,626      (297,768)
                                                                  -------------  ------------
DECREASE IN CASH AND CASH EQUIVALENTS                               (1,931,813)     (202,335)

CASH AND CASH EQUIVALENTS AT THE BEGINNING OF THE YEAR               9,945,350     8,761,044
                                                                  -------------  ------------
CASH AND CASH EQUIVALENTS AT END OF YEAR                            $8,013,537    $8,558,709
                                                                  =============  ============

SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Dividends declared but not paid                                       $168,513      $153,247
Total (decrease) increase in unrealized loss on
securities available for sale net of deferred taxes                  ($421,514)     $427,648
Stock dividends declared                                            $1,373,985    $1,388,100

                  See notes to consolidated financial statements.
                                     6

                   MERCHANTS CAPITAL CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           (Unaudited)







1. Basis of Consolidated Financial Statements

     The consolidated financial statement include Merchants Capital Corporation and its wholly owned subsidiary, Merchants Bank and its wholly owned subsidiary Merchants Credit Company. All intercompany profits, transactions and balances have been eliminated.

     The consolidated financial statements have been prepared by the Company without an audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of their operations and their cash flows as of September 30, 1995, and for all periods presented have been made.

     Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The results of operations for the periods ended September 30, 1995, are not necessarily indicative of operating results for the full year. It is suggested these financial statements be read in conjunction with the Company's Annual Report and proxy statements filed with its Form 10-KSB for the year ended December 31, 1994.


2. Acquisitions

     On April 1, 1995, Merchants Bank purchased certain assets and assumed certain liabilities of the Bank of Edwards, Edwards, Mississippi, for a premium of $350,000 which will be amortize over a fifteen year period.


3. Nonperforming Assets

     Nonperforming assets at September 30,1995 and December 31, 1994, were as follows:

                                                       9-30-95       12-31-94
                                                   -------------  -------------
         Nonaccrual loans                              $450,539       $667,633
         Ninety days or more past due                   687,075         35,335
                                                   -------------  -------------
         Total nonperforming loans                   $1,137,614       $702,968

         Other real estate owned (net)                   88,419        154,114
                                                   -------------  -------------
         Total nonperforming assets                  $1,226,033       $857,082
                                                   =============  =============


         Nonperforming loans as a
         percent of loans, net of
         unearned interest                                 0.92%          0.69%



4. Allowance for Loan Losses

     The following table reflects the transactions in the allowance for loan losses for the nine month periods ended September 30,1995 and 1994:

                                                        1995           1994
                                                   -------------  -------------
         Balance at beginning of year                $1,273,160     $1,232,881

         Provision charged to operations                 80,000        150,000
         Charge offs                                    749,555        241,043
         Recoveries                                     310,714        164,614
                                                   -------------  -------------
         Net recoveries (charge offs)                 ($358,841)       $73,571
         Adjustments due to acquisition               1,101,180           -
                                                   -------------  -------------
         Balance at end of period                    $2,015,499     $1,306,452






                                                   =============  =============

         Allowance for loan losses as a
         percent of loans, net of unearned
         interest                                          1.63%          1.29%


5. Impaired Loans and Troubled Debt Restructuring

     The Bank adopted SFAS No.114, "Accounting by Creditors for Impairment of a Loan," and SFAS No.118, "Accounting by Creditors for Impairment of a Loan-Income Recognition and Disclosures," as of January 1, 1995. SFAS No.114 requires that certain impaired loans be measured based on the present value of expected future cash flows discounted at the loan's original effective interest rate. As a practical expedient, impairment may be measured based on the loan's observable market price or the fair value of the collateral if the loan is collateral dependent. When the measure of the impaired loan is less than the recorded investment in the loan, the impairment is recorded through a valuation allowance.

     The Bank had previously measured the allowance for credit losses using methods similar to those prescribed in SFAS No. 114. As a result of adopting these statements, no additional allowance for loan losses was required as of January 1, 1995.


 6. Net Income Per Share of Common Stock

      Net income per share of common stock is based on the weighted average number of share outstanding during each period, after giving retroactive effect to stock dividends.



ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operation

Changes In Financial Position and Liquidity
-------------------------------------------
     In the nine months ended September 30, 1995, assets increased by $20,975,287 or 12.17%. This resulted from increases of $8,689,902 in investment securities, approximately $3,000,000 due to Bank of Edwards acquisition; $21,795,750 in net loans, approximately $6,000,000 due to Bank of Edwards acquisition; $164,559 in bank premises and equipment; $602,223 in accrued interest receivable; and $318,983 in premium paid on purchased assets and deposits. These increases were offset by a decrease of $1,931,813 in cash and due from banks, $8,325,000 in federal funds sold, $65,695 in other real estate and $273,622 in other assets. The increase in assets was a result of net increases of $16,617,929 in deposits, $2,571,942 in securities sold under repurchase agreement, $68,586 in accrued interest payable, $198,914 in accrued taxes and other liabilities, and $1,373,985 in common stock and surplus. These increases were offset by a decrease of $277,583 in retained earnings resulting from year-to-date net income of $1,591,913 less cash dividends declared of $490,273 less 10% stock dividend of $1,379,223. Assets and shareholders equity were increased by $421,514 due to a decrease in net unrealized loss on securities available for sale.

     Nonperforming loans as of September 30, 1995 were $1,137,614 compared to $702,968 as of Dec. 31, 1994. The nonaccrual loans decreased by $217,094 as compared to December 31, 1994, while the ninety days or more past due loans increased by $651,740. The nonperforming loans as a percent of loans, net of unearned income, was .92% at September 30, 1995 compared to .69% at December 31, 1994. This increase in nonperforming loans is due to the loans acquired from the Bank of Edwards. Management is in the process of working the loans to determine their future status for the Bank.

     The allowance for loan losses was $2,015,499 as of September 30, 1995 compared to $1,306,452 as of December 31, 1994. The ratio of the allowance for possible losses to loans, net of unearned income increased to 1.63%






as of September 30,1995 compared to 1.29% as of December 30, 1994. There was an adjustment of $1,101,180 to the provision for loan losses due to the acquisition of the Bank of Edwards' loan portfolio. Management regularly reviews the level of the allowance for possible loan losses and is of the opinion that it is adequate at September 30, 1995.


Results of Operations
---------------------
     In the third quarter ended September 30, 1995, net income increased by $351,151 or 110.75% over the third quarter income of 1994. Net interest income increased by $405,229 or 22.29% as a result of an increase of $813,530 or 26.55% in interest income and an increase of $408,301 or 32.75% in interest expense. The provision for loan losses decreased by $10,000 or 20.0%. Other income increased by $121,772 or 26.81%, so did other expenses by $27,847 or 1.63%. The income tax provision increased by $158,003 or 80.46%.

ITEM 2. (Continued)

     The nine months ended September 30, 1995, resulted in an increased of $449,647 or 39.36% in net income in comparison with the first nine months of 1994. Net interest income increased by $765,791 or 14.44% as a result of an increase of $1,908,844 or 21.60% in interest income and an increase of $1,143,053 or 32.35% in interest expense. The provision for loan losses decreased by $70,000 or 46.67%. Other income increased by $137,135 or 9.43%, so did other expenses by $342,529 or 7.04%. The income tax provision increased by $180,750 or 30.20%.


Capital Adequacy
----------------
     The Company and the Bank must maintain certain levels of capitalization as prescribed by the various regulators. The Company and the Bank must maintain minimum amounts of capital to total "risk weighted" assets, as outlined under the regulators' 1992 risk-based capital guidelines. The Company and the Bank are required to have minimum Tier I and total capital ratios of 4% and 8%, respectively. The actual ratios at September 30, 1995, were 11.54% and 12.79%. (Company) and 11.03% and 12.28% (Bank), respectively. The Company and the Bank's leverage ratios at September 30, 1995, were 7.64% and 7.30%, respectively. The minimum required leverage ratio is 3%-5% with an internal target ratio set at 6% by management.

     The main source of capital expansion for the Company and the Bank continues to be the retention of earnings. However, if the need arises again, the Company can use its borrowing ability to inject needed capital into the Bank. The net change in stockholders' equity of $1,517,916 in the first nine months was the result of the retention of earnings and a decrease of the unrealized loss on securities available for sale. At the present time, there are no planned capital expenditures which would materially restrict capital growth.






    MERCHANTS CAPITAL CORPORATION
    DISTRIBUTION OF ASSETS, LIABILITIES AND STOCKHOLDERS' EQUITY
      INTEREST RATES AND INTEREST DIFFERENTIAL


                                                                  Nine months ended September 30,

                                                                   1995                                 1994
                                                               ------------                         ------------
                                                                              Average                             Average
                                                     Average     Income/       Yield/    Average      Income/      Yield/
    ASSETS                                           Balance     Expense        Rate     Balance      Expense       Rate
                                                   ----------------------------------------------------------------------
    Loans (1)                                      109,254,763   7,736,916     7.08%     96,496,239   6,039,521     6.26%
    Investment Securities:
      U. S. government & other                      51,769,310   2,349,374     4.54%     56,032,477   2,315,058     4.13%
      State & municipal                              1,943,829      80,520     4.14%        719,846      29,815     4.14%
                                                   ------------------------           --------------------------
        Total investment securities                 53,713,139   2,429,894     4.52%     56,752,323   2,344,873     4.13%
    Federal funds sold                               6,880,976     300,171     4.36%      7,909,965     214,889     2.72%
                                                   ------------------------           --------------------------
        Total earning assets                       169,848,878  10,466,980     6.16%    161,158,527   8,599,283     5.34%

    Allowance for loan losses                       (1,662,664)                          (1,284,926)
    Cash & Due from banks                            6,800,660                            7,873,335
    Bank premises & equipment                        2,554,351                            2,529,230
    Other assets                                     6,443,468                            4,783,391
                                                   ------------                       --------------
        TOTAL ASSETS                               183,984,693                          175,059,557
                                                   ============                       ==============
    LIABILITIES & RETAINED EARNINGS

    Interest bearing deposits:
      Interest bearing deposits                     69,945,096   2,064,682     2.95%     53,179,334   1,275,097     2.40%
      Savings                                       12,220,380     254,348     2.08%     13,756,165     281,519     2.05%
      Certificates of deposit                       59,434,500   2,195,944     3.69%     65,152,938   1,883,164     2.89%
                                                   ------------------------           --------------------------
        Total interest bearing deposits            141,599,976   4,514,974     3.19%    132,088,437   3,439,780     2.60%
    Other borrowings                                 4,928,568     161,968     3.29%      3,480,202      93,343     2.68%
                                                   ------------------------           --------------------------
        Total interest bearing liabilities         146,528,544   4,676,942     3.19%    135,568,639   3,533,123     2.61%

    Non-interest bearing deposits                   20,407,361                           23,181,943
    Other liabilities                                2,691,452                            2,601,962
    Shareholders' equity                            14,357,337                           13,707,013
                                                   ------------                       --------------
        Total liabilities & shareholders' equity   183,984,694                          175,059,557
                                                                                      ==============
    Interest income and rate earned                             10,466,980     6.16%                  8,599,283     5.34%
    Interest expense and rate paid                               4,676,942     3.19%                  3,533,123     2.61%
    Interest rate spread                                                       2.97%                                2.73%

    NET INTEREST INCOME & NET YIELD ON
      AVERAGE EARNING ASSETS                                     5,790,038     3.41%                  5,066,160     3.14%

    (1)  Nonaccrual loans are included in average balances for yield computations
















MERCHANTS CAPITAL CORPORATION
INVESTMENT PORTFOLIO


                                                    September 30, 1995

                                    Due in 1 year    Due after 1 year   Due after 5 years       Due after
                                      or less        through 5 years    through 10 years        10 years         Total
                                    Amount    Yield    Amount    Yield    Amount    Yield    Amount    Yield    Amount     Yield
Available for sale:
U.S. Government Securities     1,243,047   5.01%  7,233,563   5.35%                                         8,476,610   5.30%
U.S. Government Agencies       9,947,288   5.30%  2,526,137   6.01%    936,393   7.07%  7,994,296   7.11%  21,404,114   6.13%
Other                                               320,450   6.00%                       523,900   4.70%     844,350   5.19%
                                                                                                         -------------
Held for maturity:                                                                                         30,725,074

U.S. Government Agencies                         16,564,837   5.81%  1,238,035   7.62%    900,726   8.10%  18,703,598   6.05%
State & Municipals               333,345   4.43%  1,674,114   5.04%    469,246   5.97%    634,421   5.55%   3,111,126   5.26%
                                                                                                         -------------
                                                                                                           21,814,724
                                                                                                         -------------
                                                                                                           52,539,798
                                                                                                         =============
September 30, 1994

                                Due in 1 year    Due after 1 year   Due after 5 years       Due after
                                  or less        through 5 years    through 10 years        10 years         Total
                                Amount    Yield    Amount    Yield    Amount    Yield    Amount    Yield    Amount     Yield
Available for sale:

U.S. Government Securities     3,987,500   6.21% 10,985,547   4.70%                                        14,973,047   5.10%
U.S. Government Agencies       3,051,497   7.44%  8,883,891   5.18%     86,294   7.38%  1,666,883   5.71%  13,688,565   5.75%
Other                                                                  270,750   6.00%    523,900   4.50%     794,650   5.01%
                                                                                                         -------------
Held for maturity:                                                                                         29,456,262

U.S. Government Agencies      19,023,308   5.92%    712,919   8.14%  1,458,862   7.99%                     21,195,089   6.14%
State & Municipals                67,000   4.91%    383,528   5.13%    247,000   6.14%                        697,528   5.47%
                                                                                                         -------------
                                                                                                           21,892,617
                                                                                                         -------------
                                                                                                           51,348,879
(1) Yields on tax exempt obligations have been computed on a tax equivalent basis.

There were no obligations of state and political subdivisions exceeding ten percent (10%) of stockholders' equity at September 30, 1995.




















MERCHANTS CAPITAL CORPORATION
LOAN PORTFOLIO BY TYPES OF LOANS


                                                              SEPTEMBER 30,
                                                  ------------------------------

                                                        1995          1994
                                                        ----          ----

1.  Real estate loans (includes only loans
      secured primarily by real estate):
        (a) Construction and land development         $7,545,000    $8,514,000
        (b) Secured by farmland (including farm
            residential and other improvemnts)        $3,261,000     3,652,000
        (c) Secured by 1-4 family residential
            properties                               $24,655,000    21,724,000
        (d) Secured by multi-family (5 or more)
            residential properties                    $2,602,000     1,168,000
        (e) Secured by non-form non-residential
            properties                               $27,695,000    15,954,000

2.  Loans to financial institutions:                          $0             0

3.  Loans for purchasing or carrying securities
        (secured or unsecured):                       $1,838,000       936,000

4.  Loans to finance agricultural production and
        other loans to farmers:                       $2,593,000     3,137,000

5.  Commercial and industrial loans (excpet those
        secured by real estate):                     $19,246,000    18,641,000

6.  Loans toindividuals for household, family,
        and other personal expenditures (includes
        purchase paper):                             $33,512,000    27,314,000

7.  All other loans attributable to domestic
        operations:                                   $2,337,000     1,984,000
                                                    ------------- -------------
8.  Total Loans Outstanding:                        $125,284,000   103,024,000

9.  Less: Allowance for loan losses
        and unearned income:                         ($3,944,000)   (3,008,000)
                                                    ------------- -------------
10. Net Loans:                                      $121,340,000  $100,016,000
                                                    ============= =============

 MERCHANTS CAPITAL CORPORATION
 LOAN MATURITIES AND SENSITIVITY TO CHANGES IN INTEREST RATES



                                       September 30, 1995
                            Less than     One year     Greater than
                            one year    to five years   five years     Total

 Commercial, Financial and
   agricultural             36,378,533     59,686,096    2,401,994   98,466,623
                          ======================================================




 Loans Due After One Year at September 30, 1995


                          Interest Rates
                          --------------
            Predetermined   Adjustable      Total

               52,270,927    9,817,163     62,088,090
            ------------------------------------------

MERCHANTS CAPITAL CORPORATION
RISK ELEMENTS


Nonperforming assets were as follows:

                                     September 30,
                                    1995       1994
                               ----------------------
Nonaccrual loans                  450,539    655,000
Ninety days or more past due      687,075     39,000


Information with respect to nonperforming loans is as follows:

                                              Nine months ended
                                               September 30,
                                               1995     1994
                                          ---------------------
Interest income, which would have been
  recorded under original terms on
  nonaccrual loans                            40,000    45,000


The Bank discontinues the accrual of interest income when a loan becomes 90 days past due as to principal or interest. When a loan is placed on nonaccrual status, previously recognized but uncollected interest is reversed to income or charged to the allowance for loan losses. If the underlying collateral value is sufficient to cover the principal and accrued interest, the Bank may decide to continue the accrual of interest.


There were no loans with significant balances which would cause management to have serious doubts as to the ability of such borrower to comply with the present loan repayment terms, other than those disclosed above.


There are no concentrations of loans to certain types of industries exceeding ten percent (10%) of total loans as of September 30 1995 and 1994, which are not otherwise disclosed as a category of loans.

There are no other interest bearing assets that would require disclosure under Non accrual, Past Due and Restructured Loans" or "Potential Problem Loans" if such assets were loans.

 MERCHANTS CAPITAL CORPORATION
 SUMMARY OF LOAN LOSS EXPERIENCE


                                                         September 30,
                                                      1995          1994
                                                  -----------------------------

 Loans outstanding at year end                    125,284,000      103,024,000
                                                  =============================

 Average amount of loans outstanding              109,254,763       96,496,239
                                                  =============================


 Amount of loan loss reserve at beginning
  of periods                                        1,273,160        1,232,881
  Loans charged off for periods ending:
  Commercial, financial, and agricultural             421,709           83,970
  Installment loans to individuals                    327,846          157,080
                                                  -----------------------------
                                                      749,555          241,050


 Recoveries for the periods ending:
  Commercial, financial, and agricultural             231,719           60,589
  Installment loans to individuals                     78,995          104,032
                                                  -----------------------------
                                                      310,714          164,621


 Net loans charged off for  periods ending            438,841           76,429
                                                  -----------------------------


 Additions charged to operations during period         80,000          150,000
                                                  -----------------------------
 Adjustment due to acquistion                       1,101,180                0
                                                  -----------------------------
 Amount of loan loss reserve at year end            2,015,499        1,306,452
                                                  =============================

 Ratio of net charge-offs during periods to
  average loans outstanding for the periods
  ending                                                 0.40%            0.08%
                                                  =============================


 The allowance is an amount that management believes will be adequate to absorb possible losses on existing loans that may become uncollectible, based on evaluations of the collectibility of loans and prior loan loss experience. The evaluations take into consideration such factors as changes in the nature and volume of the loan portfolio, overall portfolio quality, review of specific problem loans, and current economic conditions that may affect the borrower's ability to pay. Credits deemed uncollectible are charged to the allowance. Provisions for loan losses and recoveries on loans previously charged off are added to the allowance.

 MERCHANTS CAPITAL CORPORATION
 ALLOCATION OF LOAN LOSS RESERVE


                                                 September 30,
                                         1995                     1994

                               Allowance   % of Loans     Allowance  % of Loans
                               for Credit    in Each     for Credit    in Each
                                  loss       Category       loss      Category
                             --------------------------------------------------
 Commercial, Financial,
   and Agricultural             1,389,202      68.93%       710,332      54.37%

 Real Estate - Construction        37,725       1.87%        42,570       3.26%

 Real Estate - Mortgage            20,000       0.99%       185,000      14.16%

 Installment                      568,572      28.21%       368,550      28.21%
                             --------------------------------------------------
                                2,015,499     100.00%     1,306,452     100.00%
                             ==================================================



 (1) The reserve is allocated based on a six year moving average of net chargeoffs, a percentage is calculated to the commercial, financial and agricultural and installment categories to determine the required amount of the reserve. Real estate - construction and real estate - mortgage loans, due to their historically low loss experience are allocated an amount equal to one half (1/2) of one percent of the year end loan balance.


MERCHANTS CAPITAL CORPORATION
DEPOSITS & TIME CERTIFICATES IN EXCESS OF $100,000 MATURITY


                                                      Nine months ended September 30,
                                         --------------------------------------------------

                                                 1995                           1994
                                         --------------------------------------------------
                                            Amount         Rate          Amount       Rate
                                            ------         ----          ------       ----

Non-interest bearing demand deposits      $20,407,361                 $23,181,943

Interest bearing demand deposits          $69,945,096      2.96%      $53,179,334     2.40%

Saving deposits                           $12,220,380      2.02%      $13,756,165     2.05%

Time deposits                             $59,434,500      3.69%      $65,152,938     2.89%
                                         -------------              --------------
                                         $162,007,337                $155,270,380





MATURITIES OF THE TIME CERTIFICATED OF DEPOSIT OF $100,000 OR MORE OUTSTANDING
------------------------------------------------------------------------------


                                   September 30,
DAYS TO MATURITY                1995         1994
----------------            --------------------------

O TO 90                       $4,235,767   $2,254,724

91 TO 180                     $3,582,580   $1,137,166

181 TO 360                      $351,000   $1,580,000

Over 360                      $1,913,096   $1,423,519
                            --------------------------

                             $10,082,443   $6,395,409
                            ==========================












                                                   18











          MERCHANTS CAPITAL CORPORATION
          RETURN ON NET EQUITY AND ASSETS




                                         Nine months ended
                                           September 30,

                                         1995         1994
                                         ----         ----

          Return on average asstes       0.87%        0.65%

          Return on average equity      11.20%        8.33%

          Dividend payout ratio         30.93%       39.05%

          Equity to assets ratio         7.80%        7.83%







































                                               19








PART II.  OTHER INFORMATION


Item 1.  Legal Proceedings

     There are no legal proceedings that need to be disclosed as required by Item 103 of Regulation S-B as of September 30, 1995.



Item 6.  Exhibits and Reports on Form 8-K.

         None.






                                     20





                            SIGNATURES




  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                     MERCHANTS CAPITAL CORPORATION
                                     ---------------------------




         November 14, 1995             Joel H. Horton
Date ______________________          _________________________
                                                  (Signature)


                                        Joel H. Horton
                                        President and Chief Operating
                                        Officer

         November 14, 1995             James R. Wilkerson
Date ______________________          ____________________________
                                                  (Signature)


                                        James R. Wilkerson
                                        Secretary












                                          21