Form 10KSB
period 1995-12-31
MERCHANTS CAPITAL CORP /MS/
filed 1996-03-29
CIK 357065

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

              ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF SECURITIES
                              EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 1995

                         Commission File Number. 0-10898

                          MERCHANTS CAPITAL CORPORATION
                         (Name of small business issuer)

MISSISSIPPI                                   64-0655603

(State or other jurisdiction of               (IRS Employer Identification No.)
incorporation or organization)

                                820 South Street
                          Vicksburg, Mississippi 39180
                                  601-636-3752

(Address, including zip code, and telephone number, including area code, of registrants's executive offices)

          Securities registered pursuant to Section 12(g) of the Act:

                     Common Stock, par value $5.00 per share
                                (Title of Class)

     Check whether the issuer (1) filed, all reports to be filed by Section 13 or 15(d) of the Exchange Act during the past twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                    Yes X No
                                       ---  ---

     Issuers's revenues for its most recent fiscal year: $16,821,894

     State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days: As of February 28, 1996 - $14,211,568.
                                 ---

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of February 28, 1996 - 674,054.

DOCUMENTS INCORPORATED BY REFERENCE: PAGE 2

                       DOCUMENTS INCORPORATED BY REFERENCE

       Description of Document                                 Incorporated into Part/Item No.
       -----------------------                                 -------------------------------
1995 Annual Report to Shareholders                          Part II, Items 6 and 7
                                                            Part III, Items 9 through 12
Definitive Proxy Statement which
     was filed with the Securities and
     Exchange Commission on March 29,
     1996.                                                  Part III, Items 9 through 12

                          MERCHANTS CAPITAL CORPORATION


                                1995 FORM 10-KSB


                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS


(a) Development of Business

         Merchants Capital Corporation (the "Registrant") is a one bank holding company which owns all of the outstanding stock of Merchants Bank of Vicksburg, Mississippi (the "Bank"). The Registrant was incorporated under the Mississippi Business Corporation Act on November 11, 1980, for the purpose of acquiring the outstanding stock of the Bank and for related purposes. The acquisition of the Bank by the Registrant was accomplished by means of an exchange offer to Bank shareholders which was consummated in May, 1982. The Bank is the principal asset and the principal source of revenue of the Registrant. The Bank, which was organized in 1886, operates five banking locations in Vicksburg, and has an office in Utica, Mississippi. In 1994, the Bank changed its legal status from a national bank to a state bank and officially started its operations as a state bank on September 26, 1994.

         During 1985, the Registrant established Merchants Data Services, Inc. ("Data Services") as a wholly-owned subsidiary. Data Services provided data processing services for the Bank, other banks and various individual accounts. Such activities involved the collection, transcription, processing and storage of banking or related economic data. In December, 1993, all of the net assets of Data Services were merged into the Bank. Also, Data Services was dissolved as of August 12, 1994.

         During 1989, the Registrant's wholly-owned bank subsidiary, Merchants Bank, established Merchants Credit Company (Merchants Credit) as a wholly-owned subsidiary. Merchants Credit provides small loans to individuals to finance consumer goods. Such activities involve the making, booking and collecting of small consumer loans. The net assets of Merchants Credit were sold during 1993 to an unrelated party.

(b) Business of Issuer

         The Bank is engaged in the general retail banking business, and provides services to individuals, farmers, and other small and medium-size businesses. These services include conventional checking and savings accounts; money market accounts; certificates of deposit; business loans; Master Card, VISA and other consumer oriented financial services; and safe deposit and night depository facilities. The Bank offers automated teller machines at five locations in Vicksburg which provide 24-hour banking services to customers of the Bank. The Bank also provides fiduciary services to individuals and businesses, and administers (as trustee and in other fiduciary and representative capacities) personal trusts and estates and business benefit plans.

         At December 31, 1995, the Bank ranked twenty-first in total assets of the 111 banks in the State of Mississippi, and employed 123 employees, 105 of which are full time. The Bank's primary service areas are in Warren and western Hinds Counties, Mississippi.

Competition

         All phases of the banking industry are highly competitive. The Bank competes actively with national and state banks in its service areas for deposits and loans, and trust and other financial services business. In addition, the Bank competes in its service areas with other financial institutions, including personal loan companies, finance companies, insurance companies, credit unions, and brokerage companies. The deregulation of depository institutions as well as the increased ability of nonbanking financial institutions to provide services previously reserved for commercial banks has intensified competition. Because nonbanking financial institutions are not subject to the same regulatory restrictions as banks and bank holding companies, in many instances they may operate with greater flexibility.

Environmental

         The Registrant does not believe that there will be any material effect on capital expenditures, results of operations, financial condition or the competitive position of itself or any of its subsidiaries with regard to compliance with federal, state or local requirements related to the general protection of the environment.

Business Cycles and Major Customers

         The business of the Bank is not materially seasonal nor is it dependent upon a single customer or a few customers, the loss of any one or more of whom would not produce a material adverse effect on the financial statements of the Registrant.

Regulation and Supervision

         The Registrant, as a registered bank holding company, is subject to regulation and examination by the Board of Governors of the Federal Reserve System (the "Federal Reserve Board") under the Bank Holding Company Act of 1956 (the "Act"), and is required to file with the Federal Reserve Board an annual report and such additional reports as the Federal Reserve Board may require. The Act generally restricts activities of bank holding companies and their subsidiaries to banking and the business of managing and controlling banks, and to other activities which are determined by the Federal Reserve Board to be closely related to banking or the management or control of banks. In addition, the Act requires the prior approval of the Federal Reserve Board of the acquisition by the Registrant of more than 5% of the voting shares of any additional bank, and would prohibit acquisition by the Registrant of a bank located outside the State of Mississippi unless the laws of the state in which such a bank is located specifically authorize such acquisition.

     The Bank is subject to supervision and examination by various regulatory authorities. The Bank, as a state chartered bank, is subject to state and federal banking laws and the general supervision of the Federal Reserve Board, which conducts periodic examinations of the Bank. The Bank is also subject to applicable state banking department supervision and examination. Funds on deposit with the Bank are insured by, and the Bank is subject to, regulation, supervision and examination by the Federal Deposit Insurance Corporation and is also subject to requirements and restrictions under federal and state law, including requirements to maintain reserves against deposits, restrictions on the types and amounts of loans that may be granted and the interest that may be charged thereon, and limitations on the types of investments that may be made and types of services that may be offered. Various consumer laws and regulations also affect the operations of the Bank. Regulatory limitations on the payment of dividends to the Registrant by the Bank are discussed in Note K (Stockholders' Equity and Regulatory Matters) of the Registrant's Consolidated Financial Statements for the year ended December 31, 1995 and the "Capital" portion of Management's Discussion and Analysis.

Holding Company Liability

     Federal Reserve Board policy requires bank holding companies to serve as a source of financial strength to their subsidiary banks by standing ready to use available resources to provide adequate capital funds to subsidiary banks during periods of financial stress or adversity. A bank holding company also could be liable under certain provisions of a new banking law for the capital deficiencies of an undercapitalized bank subsidiary. In the event of a bank holding company's bankruptcy under Chapter 11 of the U.S. Bankruptcy Code, the trustee will be deemed to have assumed and is required to cure immediately any deficit under any commitment by the debtor to any of the federal banking agencies to maintain the capital of an insured depository institution, and any claim for a subsequent breach of such obligation will generally have priority over most other unsecured claims.

Transactions with Affiliates

     The Bank is subject to restrictions under federal and state law which limit a bank's extensions of credit to, and certain other transactions with, affiliates. Such transactions by any subsidiary bank with any one affiliate are limited in amount to 10 percent of such subsidiary bank's capital and surplus and with all affiliates to 20 percent of such subsidiary bank's capital and surplus. Furthermore, such loans and extensions of credit, as well as certain other transactions, are required to be secured in accordance with specific statutory requirements. The purchase of low quality assets from affiliates is generally prohibited. Federal law also provides that certain transactions with affiliates, including loans and asset purchases, must be on terms and under circumstances, including credit standards, that are substantially the same, or at least as favorable to the institution as those prevailing at the time for comparable transactions involving other non-qualified companies or, in the absence of comparable transactions, on terms and under circumstances, including credit standards, that in good faith would be offered to, or would apply to, non-affiliated companies.

     Certain regulations require the maintenance of minimum risk-based capital ratios, which are calculated with reference to risk-weighted assets, which include on- and off-balance sheet exposures. The Federal Reserve Board has established guidelines for both the Registrant and its Bank, which are generally similar. The Federal Reserve Board has also adopted minimum leverage ratios for bank holding companies and banks. For a further discussion concerning capital guidelines and minimum leverage ratios, see Note K (Stockholders' Equity and Regulatory Matters) of the Registrant's Consolidated Financial Statements for the year ended December 31, 1995 and the "Capital" portion of Management's Discussion and Analysis.

Minimum Capital Requirements

     On December 19, 1991, the President signed into law the Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA"). FDICIA substantially revised the depository institution regulatory and funding provisions of the Federal Deposit Insurance Act and revised several other federal banking statutes.

     Among other things, FDICIA requires the federal banking regulators to take prompt corrective action in respect of depository institutions that do not meet minimum capital requirements. FDICIA establishes five capital categories: "well capitalized," "adequately capitalized," "undercapitalized," "significantly undercapitalized," and "critically undercapitalized."

     Under the regulations, a "well capitalized" institution has a minimum total capital to total risk-weighted assets ratio of at least 10 percent, a minimum Tier I capital to total risk- weighted assets ratio of at least 6 percent, a minimum leverage ratio of at least 5 percent and is not subject to any written order, agreement, or directive. An "adequately capitalized" institution has a total capital to total risk-weighted assets ratio of at least 8 percent, a Tier I capital to total risk-weighted assets ratio of at least 4 percent, and a leverage ratio of at least 4 percent (3 percent if given the highest regulatory rating and not experiencing significant growth ), but does not qualify as "well capitalized." An "undercapitalized" institution fails to meet any one of the three minimum capital requirements. A "significantly undercapitalized" institution has a total capital to total risk-weighted assets ratio of less than 6 percent, a Tier I capital to total risk-weighted assets ratio of less than 3 percent or a leverage ratio of less than 3 percent. A "critically undercapitalized" institution has a leverage ratio of 2 percent or less. Under certain circumstances, a "well capitalized, " "adequately capitalized" or undercapitalized" institution may be required to comply with supervisory actions as if the institution was in the next lowest capital category.

FDIC Insurance Assessments

     The Bank is subject to FDIC deposit insurance assessments. Pursuant to FDICIA, the FDIC adopted a transitional risk-based system for determining deposit insurance assessments that become effective on January 1, 1993. Under the transitional risk-based system, an insured institution will be assessed at rates in the range of .23 percent to .31 percent depending on its capital and supervisory classifications, as assigned by its primary federal regulator. Effective for the third quarter of 1995, the FDIC decreased the lowest assessment rate for deposits insured through the BIF from $.23 per $100 of deposits to $.04.

Effects of Monetary Policy on Commercial Banking

     All commercial banking operations are affected by the policies of monetary authorities, including the Federal Reserve System, and these policies change from time to time. One of the functions of the Federal Reserve System is to regulate the national supply of bank credit in order to achieve economic results deemed appropriate by the Board of Governors, including efforts to combat unemployment, recession, and inflation. Among the instruments of monetary policy used to implement these objectives are: (i) open market operations in U.S. government securities; (ii) changes in the discount rate on member bank borrowings; (iii) changes in reserve requirements against member bank deposits. These means are used in varying combinations to influence overall growth of bank loans, investments, and deposits.

     The monetary policies of bank regulatory and other authorities have affected the operating results of commercial banks in the past and are expected to continue to do so in the future. In light of the changing conditions in the national economy and in the money markets, as well as the effect of actions by monetary and fiscal authorities, it is difficult to predict possible future changes in interest rates, deposit levels, loan demand, or the Registrant's business and earning potential.

     Various other legislation, including proposals to overhaul the banking regulatory system and to limit the investments that a depository institution may make with insured funds are from time to time introduced in Congress. The Corporation cannot determine the ultimate effect that FDICIA and the implementing regulations to be adopted thereunder, or any other potential legislation, if enacted, would have upon its financial condition or results of operations.

ITEM 2. Description of Property

Main Office

         The main offices of the Registrant and of the Bank are located at 820 South Street, Vicksburg, Mississippi. The building is owned by the Bank. The Bank occupies approximately 27,449 square feet of the building; the remaining approximately 4,550 square feet are leased to a private law firm. The branches and the facilities of the Bank are located as follows:

Belmont Branch

         The Belmont Branch is located at 900 Belmont Street, Vicksburg. The building contains approximately 1,570 square feet. The building and the property on which it is situated are owned by the Bank.

Clay Street Branch

         The Clay Street Branch is located at 2309 Clay Street, Vicksburg, Mississippi. The building contains approximately 2,268 square feet. The building and the property on which it is situated are leased at an annual rental of $23,800. The lease expired on September 13, 1994. A five year option was exercised during the year at an annual rental of $30,000. The Branch has a walk-up automated teller machine.

Pemberton Boulevard Branch

         The Pemberton Boulevard Branch is located at the corner of Pemberton Boulevard and Pemberton Place, Vicksburg, Mississippi. The Branch has a drive-up automated teller machine. The building contains approximately 2,400 square feet. The building and property on which it is situated are owned by the Bank.

Utica Branch

         The Utica Branch is located at 106 Main Street, Utica, Mississippi. The building contains approximately 4,065 square feet. The building and the property on which it is situated are owned by the Bank.

Plaza Branch

         The Plaza Branch opened December 7, 1987, and is located in Delchamps Plaza at the intersection of Indiana Avenue and Interstate 20, Vicksburg, Mississippi. The building contains approximately 1,200 square feet. The building and property on which it is situated are leased at an annual rental of $15,028. The lease expires November 14, 1996, but is subject to an option for five additional terms of 3 years each, at rentals to be determined by formulas in the lease contact.

Edwards Branch

     The Edward Branch was acquired in a business combination on April 1, 1995. This branch is located at 100 Magnolia Street, Edwards, Mississippi. The building contains approximately 5,400 square feet. The building and the property on which it is situated are owned by the Bank.

Indiana Avenue Automated Teller Machine

         The Bank operates an automated teller machine at the intersection of Indiana Avenue and the East Frontage road of Interstate 20, Vicksburg. The facility contains approximately 192 square feet and is owned by the Bank. The property on which it is situated is leased through January, 1997, at an annual fee of $3,600.

Highway 61 North Automated Teller Machine

         The Bank operates an automated teller machine on Highway 61 North, Vicksburg, Mississippi. The facility is contained in the wall of a convenience store and is owned by the Bank. The property on which it is situated is leased through November, 1996, at an annual rental of $4,200.

Highway 61 South Automated Teller Machine

         The Bank operates an automated teller machine on Highway 61 South, Vicksburg, Mississippi. The facility is contained in the wall of a convenience store and is owned by the Bank. The property on which it is situated is leased through May, 1997 at an annual rental of $4,200.

Customer - Bank Communication Terminal (CBCT) Branches

     The Bank has CBCI's located at the following locations:

         1)  Kroger ATM                               (1)
             3405 Pemberton Square Boulevard
             Vicksburg, Mississippi 39180


         2)  Rainbow ATM                              (2)
             1540 Warrenton Road
             Vicksburg, Mississippi  39180



Electronic Terminal Off Premises


     The Bank has an electronic terminal off premises at:

         Vicksburg Outlet Mall
         400 South Frontage Road
         Vicksburg, Mississippi  39180


     None of these properties is subject to any encumbrance.

     In the judgement of management, the premises occupied or leased by the Registrant and its subsidiaries are considered to be well located and suitably equipped to serve as banking facilities. Neither the location of any particular office nor the unexpired term of any lease is deemed material to the business of the registrant.


ITEM 3.  LEGAL PROCEEDINGS

     The Registrant and the Bank are involved in certain litigation incurred in the normal course of business. In the opinion of management and legal counsel, liabilities arising from such claims, if any, would not have a material effect upon the Registrant's consolidated financial statements.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         There were no matters submitted for a vote of security holders during the fourth quarter of 1995.

                                     PART II


ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

(a)      Market Information

         The Registrant's common stock is not actively traded and management knows of no market quotations by securities dealers. While a moderate amount of trading in the Registrant's common stock has taken place since issuance of its shares in 1982, the Registrant does not believe that prices asked or paid for the common stock are necessarily representative of the prices that would be quoted in an active trading market.

         Cash dividends declared by the Registrant in 1994 and 1995 are presented below.

                  Period 1994                     Dividends per Share
                  -----------                     -------------------
                  First Quarter                          .21
                  Second Quarter                         .23
                  Third Quarter                          .23
                  Fourth Quarter                         .23

                  Period 1995

                  First Quarter                          .23
                  Second Quarter                         .25
                  Third Quarter                          .25
                  Fourth Quarter                         .75

(b)      Holders

         As of December 31, 1995, there were approximately 527 holders of record of the Common Stock of the Company.

(c)      Dividends

         Federal and State law applicable to banks generally restricts the amount of cash dividends that a bank may pay. See "Capital" portion of the Management's Discussion and Analysis and Note K to the Consolidated Financial Statements.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

     This information is incorporated by reference to the Company's Annual Report to Shareholders which Annual Report is included as Exhibit 13 to this Annual Report on Form 10-KSB.


ITEM 7. FINANCIAL STATEMENTS

         The following consolidated financial statements of the Company and subsidiaries are included in the Company's Annual Report to security holders, which Annual Report is included as Exhibit 13 to this Annual Report on Form 10-KSB, and are herein incorporated by reference:

         - Independent Auditor's Report;
         - Consolidated Statements of Financial Condition -
           December 31, 1995 and 1994;
         - Consolidated Statements of Income -
           Years ended December 31, 1995 and 1994;
         - Consolidated Statements of Changes in Stockholders' Equity - Years ended December 31, 1995 and 1994;
         - Consolidated Statements of Cash Flows -
           Years ended December 31, 1995 and 1994; and
         - Notes to Consolidated Financial Statements.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
ACCOUNTING AND FINANCIAL DISCLOSURES

         There were no changes in or disagreements with accountants on accounting and financial disclosures within the past two fiscal years.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS & CONTROL PERSONS: COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

         Information required by this item is incorporated herein by reference to the Registrant's Proxy Statement, dated March 29, 1996, in connection with its annual meeting to be held April 16, 1996.

ITEM 10. EXECUTIVE COMPENSATION

         Information required by this item is incorporated herein by reference to the Registrant's Proxy Statement, dated March 29, 1996, in connection with its annual meeting to be held April 16, 1996.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The information required by this item is incorporated herein by reference to the Registrant's Proxy Statement, dated March 29, 1996, in connection with its annual meeting to be held April 16, 1996.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Information required by this item is incorporated herein by reference to the Registrant's Proxy Statement, dated March 29, 1996, in connection with its annual meeting to be held April 16, 1996.

                                     PART IV

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

           Exhibit Number                   Title of Exhibit
           --------------                   ----------------
                3(i)(ii)            Articles of Incorporation and by-laws

               11                   Statement re: computation of
                                    per share earnings

               13                   Annual Report to shareholders for year ended December 31, 1995

               21                   Subsidiaries of the Registrant

               27                   Financial Data Schedules

               All other exhibits are omitted as they are not applicable, are not required by the related instructions.

               The Exhibits listed on the Exhibit Index of this report are filed herewith or are incorporated herein by reference.

(b)   Reports on Form 8-K:

        There were no reports on Form 8-K for the three months ended December 31, 1995.

                                   SIGNATURES

   Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                          MERCHANTS CAPITAL CORPORATION
                                  (Registrant)


                                  /s/ Howell N. Gage, Jr.
DATE:    3/19/96               BY:--------------------------------------------
     ---------------              Howell N. Gage, Jr., Chairman
                                  and Chief Executive Officer


                                  /s/ Joel H. Horton
DATE:    3/19/96               BY:--------------------------------------------
     ---------------              Joel H. Horton, President and
                                  Chief Operating Officer


                                  /s/ James R. Wilkerson
DATE:    3/19/96               BY:--------------------------------------------
     ---------------              James R. Wilkerson, Secretary

   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and dates indicated:


                                     /s/J.E. Blackburn, Jr.
DATE:     3/19/96              BY:--------------------------------------------
     ---------------                 J. E. Blackburn, Jr., Director

                                     /s/Rodney E. Bounds
DATE:     3/19/96              BY:--------------------------------------------
     ---------------                 Rodney E. Bounds, Director

                                     /s/Michael J. Chaney
DATE:     3/19/96              BY:--------------------------------------------
     ---------------                 Michael J. Chaney, Director

                                     /s/Howell N. Gage, Jr.
DATE:     3/19/96              BY:--------------------------------------------
     ---------------                 Howell N. Gage, Jr.,  Director

                                     /s/Dr. W.B. Hopson, Jr.
DATE:     3/19/96              BY:--------------------------------------------
     ---------------                 Dr. W.B. Hopson, Jr., Director

                                     /s/Joel H. Horton
DATE:     3/19/96              BY:--------------------------------------------
     ---------------                 Joel H. Horton, Director

                                     /s/C. Hays Latham
DATE:     3/19/96              BY:--------------------------------------------
     ---------------                 C. Hays Latham, Director

                                     /s/Martin S. Lewis
DATE:     3/19/96              BY:--------------------------------------------
     ---------------                 Martin S. Lewis, Director

                                     /s/Robert P. McConnell
DATE:     3/19/96              BY:--------------------------------------------
     ---------------                 Robert P. McConnell, Director

                                     /s/Fred G. Peyton
DATE:     3/19/96              BY:--------------------------------------------
     ---------------                 Fred G. Peyton, Director

                                     /s/Robert E. Pickett
DATE:     3/19/96              BY:--------------------------------------------
     ---------------                 Robert E. Pickett, Director

                                     /s/Landman Teller, Jr.
DATE:     3/19/96              BY:--------------------------------------------
     ---------------                 Landman Teller, Jr.,  Director

                                     /s/Ernest G. Thomas
DATE:     3/19/96              BY:--------------------------------------------
     ---------------                 Ernest G. Thomas, Director

                                     /s/R.C. Wilkerson, III
DATE:     3/19/96              BY:--------------------------------------------
     ---------------                 R. C. Wilkerson, III, Director

                                     /s/James R. Wilkerson, Jr.
DATE:     3/19/96              BY:--------------------------------------------
     ---------------                 James R. Wilkerson, Jr.,  Director

                                  Exhibit Index
                   Filed as Part of this Report on Form 10-KSB

           Designation                            Description                              Page No.
           -----------                            -----------                              --------
                3(i)(ii)            Articles of Incorporation and by-laws,
                                      filed with Commission on December 31, 1994                 *

               11                   Statement re: computation of
                                    per share earnings                                          24

               13                   Annual report to shareholders for
                                      year ended December 31, 1995                              26

               21                   Subsidiaries of the Registrant                              25

               27                   Financial Data Schedules

* As indicated in the column entitled "Description" this Exhibit is incorporated by reference to another filing or document.