Form 10QSB
period 1996-03-31
MERCHANTS CAPITAL CORP /MS/
filed 1996-05-14
CIK 357065

                    U.S. SECURITIES AND EXCHANGE COMMISSION

                           Washington, D. C. 20549


                                 FORM 10-QSB


               Quarterly Report Under Section 13 or 15 (d) of the
                        Securities Exchange Act of 1934

For Quarter ended    March 31, 1996      COMMISSION FILE NUMBER      0-10898
                 ---------------------                            -------------


                         MERCHANTS CAPITAL CORPORATION
                         -----------------------------
               (Exact name of registrant as specified in charter)


         MISSISSIPPI                                            64-0655603
- --------------------------------                          ----------------------
(State or other jurisdiction of                              (I.R.S. Employer
 incorporation or organization)                            (Identification No.)


820 South Street
Vicksburg, Mississippi                                             39180
- --------------------------------                          ----------------------
(address of principal executive offices)                         (Zip Code)

Registrant's telephone number, including area code             (601) 636-3752
                                                          ----------------------

                                Not Applicable
- --------------------------------------------------------------------------------
   Former name, former address and former fiscal year; if changed since last report


Indicate by check mark whether the registrants (1) has filed all reports required to be filed by Sections 13 or 15 (d) of the Securities Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.          YES   x   NO

674,054 common shares were outstanding as of March 31, 1996.

                         MERCHANTS CAPITAL CORPORATION

                                     INDEX

                                                                                                           Page
                                                                                                           Number
Part 1.  Financial Information

    Item 1.      Financial Statements
                 Consolidated Statements of Financial Condition                                             3
                 March 31, 1996 (Unaudited) and December 31, 1995
                 (Unaudited)

                 Consolidated Statements of Income, Three Months                                            4
                 Ended March 31, 1996 and 1995 (Unaudited)

                 Consolidated Statements of Changes in Stockholders'                                        5
                 Equity, Three Months Ended March 31, 1996 and
                 1995 (Unaudited)

                 Consolidated Statements of Cash Flows                                                      6
                 Three Months Ended March 31, 1996 and 1995
                 (Unaudited)

                 Notes to Consolidated Financial Statements                                                 7
                 (Unaudited)

    Item 2.      Management's Discussion and Analysis of Financial                                          9
                 Condition and Results of Operations

Part 2.  Other Information

    Item 1.      Legal Proceedings                                                                         10

    Item 6.      Exhibits and Reports on Form 8-K                                                          10

                         MERCHANTS CAPITAL CORPORATION
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION



                                                                                March. 31, 1996              Dec. 31, 1995
                                                                                  (Unaudited)                 (Unaudited)
                                                                                ---------------              -------------
ASSETS:

Cash & due from banks                                                           $    7,170,115             $    8,342,193
Federal funds sold                                                                   8,655,986                  2,800,000
Investment securities:
  Available-for-sale                                                                50,085,078                 52,544,242
Loans - net                                                                        126,797,466                126,047,183
Bank premises & equipment - net                                                      2,800,792                  2,615,330
Other real estate                                                                      117,799                    138,999
Accrued interest receivable                                                          1,999,094                  1,966,555
Other assets                                                                           755,095                    696,940
Premium paid on purchased assets &
deposits less amortization                                                             538,317                    550,600
                                                                                --------------             --------------
    TOTAL ASSETS                                                                $  198,919,742             $  195,702,042
                                                                                ==============             ==============
LIABILITIES & STOCKHOLDERS' EQUITY

LIABILITIES:
Deposits:
  Non-interest bearing deposits                                                 $   21,297,446             $   19,934,570
  Interest bearing deposits                                                        152,139,751                151,774,537
                                                                                --------------             --------------
    Total Deposits                                                                 173,437,197                171,709,107

Securities Sold Under Repurchase Agreement                                           7,791,492                  6,613,555
Accrued interest payable                                                               759,548                    830,939
Accrued taxes and other liabilities                                                    888,940                  1,111,226
                                                                                --------------             --------------
    TOTAL LIABILITIES                                                              182,877,177                180,264,827

STOCKHOLDERS' EQUITY:
Common stock, $5 par value per share:
  Authorized - 1,000,000 shares
  Issued & outstanding 674,054 shares                                                3,370,270                  3,370,270
Additional paid-in capital                                                          11,852,971                 11,852,971
Unrealized gain (loss) on securities AFS                                                44,485                     (8,133)
Retained earnings                                                                      774,839                    222,107
                                                                                --------------             --------------
    TOTAL STOCKHOLDERS' EQUITY                                                      16,042,565                 15,437,215
                                                                                --------------             --------------
    TOTAL LIABILITIES and STOCKHOLDERS' EQUITY                                  $  198,919,742             $  195,702,042
                                                                                ==============             ==============

                See notes to consolidated financial statements.

                         MERCHANTS CAPITAL CORPORATION
                       CONSOLIDATED STATEMENTS OF INCOME
                                  (UNAUDITED)


                                                                         Three Months Ended
                                                                              March  31,
                                                                       1996                1995
                                                                  ---------------------------------
Interest Income:
  Interest and fees on loans                                       $ 3,009,341         $2,332,132
  Interest on invest. securities:
    Taxable interest income                                            677,449            768,276
    Interest income exempt from
      federal income taxes                                              50,636             27,085
Interest on federal funds sold                                          91,583            100,154
                                                                   --------------------------------
     TOTAL INTEREST INCOME                                           3,829,009          3,227,647

Interest Expense:
  Interest on deposits                                               1,570,038          1,391,867
  Interest on fed funds pur & sec sold u/repo                           80,700             47,925
                                                                   --------------------------------
         TOTAL INTEREST EXPENSE                                      1,650,738          1,439,792
                                                                   --------------------------------
         NET INTEREST INCOME                                         2,178,271          1,787,855
Provision for loan losses                                               60,000             40,000
                                                                   --------------------------------
    NET INTEREST INCOME AFTER
    PROVISION FOR LOAN LOSSES                                        2,118,271          1,747,855
Other Income:
  Service charges on deposits                                          367,437            279,326
  Trust service income                                                 107,025             71,321
  Insurance premium and commissions                                    129,882             87,285
  Other                                                                 78,835             50,320
                                                                   --------------------------------
    TOTAL OTHER INCOME                                                 683,179            488,252
Other Expenses:
  Salaries                                                             736,898            657,197
  Employee benefits                                                    197,152            163,177
  Net occupancy expense                                                135,107            110,911
  Equipment expense                                                    138,197            152,103
  Other                                                                473,475            579,837
                                                                   --------------------------------
    TOTAL OTHER EXPENSES                                             1,680,829          1,663,225
                                                                   --------------------------------
    INCOME BEFORE INCOME TAXES                                       1,120,621            572,882
    INCOME TAX PROVISION                                               399,376            212,856
                                                                   --------------------------------
    NET INCOME                                                     $   721,245         $  360,026
                                                                   ================================

Net income per common share (Note 6)                               $      1.07         $     0.53
Dividends per common share                                         $      0.25         $     0.23
Average number of shares of common
  stock outstanding                                                    674,054            674,054


                See notes to consolidated financial statements.

                         MERCHANTS CAPITAL CORPORATION
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                   THREE MONTHS ENDED MARCH 31, 1996 AND 1995
                                  (Unaudited)



                                                     Additional       Unrealized
                                      Common           Paid-In        Gain (Loss)       Retained
                                      Stock            Capital        on Sec. AFS       Earnings          Total
                                  -------------   --------------     --------------   -------------   ------------
BALANCE, January 1, 1995          $  3,064,940    $  10,784,316        $(534,954)      $ 392,542      $13,706,844

  Net income                                                                             360,026          360,026

  Cash dividends declared
    (.23 per share)                                                                     (153,247)        (153,247)

  Unrealized  gain (loss)
     on securities AFS                                                   207,812                          207,812
                                  ------------    -------------        ---------       ---------      -----------
BALANCE, March 31, 1995           $  3,064,940    $  10,784,316        $(327,142)      $ 599,321      $14,121,435
                                  ============    =============        =========       =========      ===========

BALANCE, January 1, 1996          $  3,370,270    $  11,852,971        $  (8,133)      $ 222,107      $15,437,215

  Net income                                                                             721,245          721,245

  Cash dividends declared
     (.25 per share)                                                                    (168,513)        (168,513)

  Unrealized gain (loss)
     on securities AFS                                                    52,618                           52,618
                                  ------------    -------------        ---------       ---------      -----------
BALANCE, March 31, 1996           $  3,370,270    $  11,852,971        $  44,485       $ 774,839      $16,042,565
                                  ============    =============        =========       =========      ===========


                See notes to  consolidated financial statements.

                        MERCHANTS CAPITAL CORPORATION
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                                                     Three Months Ended
                                                                                        March 31,
                                                                          --------------------------------------
                                                                                1996                  1995
                                                                          ---------------        ---------------
OPERATING ACTIVITIES:
Net income                                                                $     721,245          $    360,026
Adjustments to reconcile net income to net
  cash  provided  by  operating activities:
  Provision for loan losses                                                      60,000                40,000
  Provision for depreciation and amortization                                   117,697               129,885
  Net premium amortization on HTM securities                                          -                15,881
  Net premium amortization (accretion) on AFS securities                          7,696              (150,808)
  Increase in accrued interest receivable                                       (32,539)              (22,394)
  Increase in other assets                                                      (70,596)              (85,371)
  Decrease in accrued interest payable                                          (71,391)              (14,761)
  Increase in taxes and other liabilities                                       114,741                54,958
                                                                          -------------          ------------
    NET CASH PROVIDED BY OPERATING ACTIVITIES                                   846,853               327,416
                                                                          -------------          ------------

INVESTING ACTIVITIES:
(Increase) decrease in federal funds sold                                    (5,855,986)            9,405,000
Proceeds from maturities of investment securities-AFS                         8,096,645             6,010,062
Purchase of investment securities-AFS                                        (6,063,996)          (18,830,582)
Prepayments on mortgage backed securities                                       505,077               551,210
Net increase in loans                                                          (810,283)           (1,773,905)
Purchases of premises and equipment                                            (290,875)              (60,525)
                                                                          -------------          ------------
    NET CASH USED BY INVESTING ACTIVITIES                                    (4,419,418)           (4,698,740)
                                                                          -------------          ------------

FINANCING ACTIVITIES:
Net increase in deposits                                                      1,728,090             3,275,778
Cash dividends paid                                                           (505,540)             (153,247)
Net increase in Sec. sold under repurchase agreement                          1,177,937               543,315
                                                                          -------------          ------------
    NET CASH PROVIDED BY FINANCING ACTIVITIES                                 2,400,487             3,665,846
                                                                          -------------          ------------
DECREASE IN CASH AND CASH EQUIVALENTS                                       (1,172,078)             (705,478)

CASH AND CASH EQUIVALENTS AT THE BEGINNING OF THE YEAR                        8,342,193             9,945,350
                                                                          -------------          ------------
CASH AND CASH EQUIVALENTS AT END OF YEAR                                  $   7,170,115          $  9,239,872
                                                                          =============          ============

SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Dividends declared but not paid                                           $     168,513          $    153,247
Total decrease in unrealized loss on securities
available for sale net of deferred taxes                                  $       8,133          $    207,812
Total increase in unrealized gain on securities
available for sale  net of deferred taxes                                 $      44,485                     -


                See notes to consolidated financial statements.

                         MERCHANTS CAPITAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  (Unaudited)

1.       Basis Consolidated Financial Statements

                 The consolidated financial statement include Merchants Capital Corporation and its wholly owned subsidiary, Merchants Bank and its wholly-owned subsidiary, Merchants Credit Company. All intercompany profits, transactions and balance have been eliminated.

                 The consolidated financial statements have been prepared by the Company without an audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of their operations and their cash flows as of March 31, 1996, and for all periods presented have been made.

                 Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The results of operations for the periods ended March 31, 1996, are not necessarily indicative of operating results for the full year. It is suggested these financial statements be read in conjunction with the Company's Annual Report and proxy statements filed with its Form 10-KSB for the year ended December 31, 1995.


2.       Acquisitions

                 On April 1, 1995, Merchants Bank purchased certain assets and assumed certain liabilities of the Bank of Edwards, Edwards, Mississippi, for a premium of $350,000 which will be amortized over a fifteen year period.

3.       Nonperforming Assets

                 Nonperforming assets at March 31, 1996 and December 31, 1995, were as follows:

                                                                               3-31-96              12-31-95
                                                                            -----------          ------------
      Nonaccrual loans                                                      $   634,228          $    762,166
      Ninety days or more past due                                            1,256,939               181,983
                                                                            -----------          ------------
      Total nonperforming loans                                             $ 1,891,167          $    944,149

      Other real estate owned (net)                                             117,799               138,999
                                                                            -----------          ------------
      Total nonperforming assets                                            $ 2,008,966          $  1,083,148
                                                                            ===========          ============


                 Nonperforming loans as a
                 percent of loans, net of
                 unearned interest                                                 1.47%                 0.74%

4.       Allowance for Loan Losses

                 The following table reflects the transactions in the allowance for loan losses for the three month periods ended March 31, 1996 and 1995:

                                                                                     1996                  1995
                                                                                  -----------          -----------
Balance at beginning of year                                                      $1,687,643           $ 1,273,160

Provision charged to operations                                                       60,000                40,000
Charge offs                                                                          202,177                48,514
Recoveries                                                                           104,798                53,939
                                                                                  ----------           -----------
Balance at end of period                                                          $1,650,264           $ 1,318,585
                                                                                  ==========           ===========

Allowance for loan losses as a percent of loans, net of unearned interest               1.28%                 1.29%


5.       Recent Accounting Pronouncements

                 The Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-lived Assets or Long-lived Assets to be Disposed of", which becomes effective for years beginning after December 15, 1995. This statement established accounting standards for the impairment of long-lived assets, certain identifiable intangibles, and goodwill related to those assets to be held and used for long-lived assets and certain identifiable intangibles to be disposed of. The effect of the implementation of this standard is not expected to be material.

                 The financial Accounting Standard Board also issued Statement No. 122, "Accounting for Mortgage Servicing Rights" which becomes effective for years beginning after December 15, 1995. The statement generally requires that a mortgage banking enterprise recognize as separate assets, rights to service mortgage loans for others; however, those servicing rights are acquired. The Bank has determined that this statement is not applicable to them based on their current practice of releasing service rights.

                 The Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation", which becomes effective for years beginning after December 15, 1995. The Statement established financial accounting and reporting standards for stock-based employee compensation plans. Currently, the Bank is not offering such a plan.

6.       Net Income Per Share of Common Stock

                 Net income per share of common stock is based on the weighted average number of share outstanding during each period, after giving retroactive effect to stock dividends.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operation



Changes In Financial Position and Liquidity

         In the three months ended March 31, 1996, assets increased by $3,217,700 or 1.64%. This resulted from increases of $5,855,986 in Federal funds sold, $750,283 in net loans, $185,462 in bank premises and equipment, $32,539 in accrued interest receivable, and $58,155 in other assets. These increases were offset by decreases of $1,172,078 in cash and due from banks, $2,459,164 in investment securities, $21,200 in other real estate and $12,283 in premium paid on purchased assets and deposits. The increase in assets was also a result of net increases of $1,728,090 in deposits, $1,177,937 in securities sold under repurchase agreement, $114,740 in accrued taxes and other liabilities, and $552,732 in retained earnings resulting from year-to-date net income of $721,245 less cash dividends declared of $168,514. These increases were offset by a decrease of $71,391 in accrued interest payable. Also, assets and shareholders equity were increased by $52,618 due to an increase in net unrealized gain on securities available for sale.

         Nonperforming loans as of March 31, 1996 were $1,891,167 compared to $944,149 as of Dec. 31, 1995. The nonaccrual loans decreased by $127,938 as compared to December 31, 1995, while the ninety days or more past due loans increased by $1,074,956. The nonperforming loans as a percent of loans, net of unearned income, was 1.50% at March 31, 1996 compared to .70% at December 31, 1995. This increase in nonperforming loans is basically due to one large loan. Management is in the process of working with this customer to get it current.

         The allowance for loan losses was $1,650,264 as of March 31, 1996 compared to $1,318,585 as of December 31, 1995. The ratio of the allowance for possible losses to loans, net of unearned income decreased to 1.28% as of March 31, 1996 compared to 1.29% as of December 31, 1995. Management regularly reviews the level of the allowance for possible loan losses and is of the opinion that it is adequate at March 31, 1996.


Results of Operations

         In the first quarter ended March 31, 1996, net income increased by $361,219 or 100.33% over the first quarter income of 1995. Net interest income increased by $390,946 or 21.84% as a result of an increase of $601,362 or 18.63% in interest income and an increase of $210,946 or 14.65% in interest expense. The provision for loan losses increased by $20,000 or 50.0%. Other income increased by $194,927 or 39.92%, so did other expenses by $17,604 or 1.06%. The income tax provision increased by $186,520 or 87.63%.

Capital Adequacy

         The Company and the Bank must maintain certain levels of capitalization as prescribed by the various regulators. The Company and the Bank must maintain minimum amounts of capital to total "risk weighted" assets, as outlined under the regulators' 1992 risk-based capital guidelines. The Company and the Bank are required to have minimum Tier I and total capital ratios of 4% and 8%, respectively. The actual ratios at March 31, 1996, were 11.60% and 12.84%. (Company) and 11.10% and 12.34% (Bank), respectively. The Company and the Bank's leverage ratios at March 31, 1996, were 7.77% and 7.44%, respectively. The minimum required leverage ratio is 3%-5% with an internal target ratio set at 6% by management.

         The main source of capital expansion for the Company and the Bank continues to be the retention of earnings. However, if the need arises again, the Company can use its borrowing ability to inject needed capital into the Bank. The net change in stockholders' equity of $605,350 in the first three months was the result of the retention of earnings and a increase of the unrealized gain on securities available for sale. At the present time, there are no planned capital expenditures which would materially restrict capital growth.


PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

         The Stewart & Ellis versus Merchants Bank lawsuit was settled and dismissed in the United States Bankruptcy Court on March 1996. Merchants Bank paid $35,000.00 to Carolyn Ann Stewart as compensation for equity she lost in homestead property releasing each party from their respective claims.

Item 2.  Exhibits and Reports on Form 8-K

         None.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                           MERCHANTS CAPITAL CORPORATION
                                           -----------------------------





Date     May 14, 1996                              /s/ JOEL H. HORTON
     -------------------------             -------------------------------------
                                                       (Signature)


                                           Joel H. Horton
                                           President and Chief Operating Officer




Date     May 14, 1996                           /s/ JAMES R. WILKERSON, JR.
     -------------------------             -------------------------------------
                                                       (Signature)


                                           James R. Wilkerson, Jr.
                                           Secretary

                              INDEX TO EXHIBITS



EXHIBIT
NUMBER                   DESCRIPTION
- -------                  -----------
  27          -  Financial Data Schedule
