Form 10QSB
period 1996-06-30
MERCHANTS CAPITAL CORP /MS/
filed 1996-08-09
CIK 357065

                   U.S. SECURITIES AND EXCHANGE COMMISSION

                           Washington, D.C. 20549


                                 FORM 10-QSB


               Quarterly Report Under Section 13 or 15 (d) of the
                        Securities Exchange Act of 1934

For Quarter ended    June 30, 1996         COMMISSION FILE NUMBER   0-10898
                     -------------                                  -------


                        MERCHANTS CAPITAL CORPORATION
             --------------------------------------------------
             (Exact name of registrant as specified in charter)


          MISSISSIPPI                                             64-0655603
- -------------------------------                              -------------------
(State or other jurisdiction of                               (I.R.S. Employer
incorporation or organization)                               Identification No.)


820 South Street                                                     39180
Vicksburg, Mississippi                                             ----------
- ----------------------------------------                           (Zip Code)
(address of principal executive offices)

Registrant's telephone number, including area code               (601) 636-3752
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

707,516 common shares were outstanding as of June 30, 1996.

                         MERCHANTS CAPITAL CORPORATION

                                     INDEX

                                                                                 Page
                                                                                 Number
Part 1.  Financial Information

  Item 1.  Financial Statements
           Consolidated Statements of Financial Condition                           3
           June 30, 1996 (Unaudited) and December 31, 1995
           (Unaudited)

           Consolidated Statements of Income, Three Months Ended                    4
           and Six Months Ended June 30, 1996 and 1995 (Unaudited)

           Consolidated Statements of Changes in Stockholders'
           Equity, Six Months Ended June 30, 1996 and 1995                          5
           (Unaudited)

           Consolidated Statements of Cash Flows
           Six Months Ended June 30, 1996 and 1995                                  6
           (Unaudited)

           Notes to Consolidated Financial Statements                               7
           (Unaudited)

  Item 2.  Management's Discussion and Analysis of Financial                        9
           Condition and Results of Operations

Part 2.  Other Information

  Item 1.  Legal Proceedings                                                       10

  Item 6.  Exhibits and Reports on Form 8-K                                        10

                         MERCHANTS CAPITAL CORPORATION
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION



                                                           June 30, 1996     Dec. 31, 1995
                                                            (Unaudited)        (Unaudited)
                                                           -------------     -------------
ASSETS:

Cash & due from banks                                      $  8,490,746       $  8,342,193
Federal funds sold                                               62,852          2,800,000
Investment securities:
  Available-for-sale                                         50,153,189         52,544,242
Loans - net                                                 130,774,222        126,047,183
Bank premises & equipment - net                               2,765,192          2,615,330
Other real estate                                               199,999            138,999
Accrued interest receivable                                   2,180,634          1,966,555
Other assets                                                    856,860            696,940
Premuim paid on purchased assets &
deposits less amortization                                      526,033            550,600
                                                           ------------       ------------
    TOTAL ASSETS                                           $196,009,727       $195,702,042
                                                           ============       ============

LIABILITIES & STOCKHOLDERS' EQUITY

LIABILITIES:
Deposits:
  Non-interest bearing deposits                            $ 21,349,042       $ 19,934,570
  Interest bearing deposits                                 150,293,897        151,774,537
                                                           ------------       ------------
    Total Deposits                                          171,642,939        171,709,107

Securities Sold Under Repurchase Agreement                    6,562,451          6,613,555
Accrued interest payable                                        792,419            830,939
Accrued taxes and other liabilities                             618,415          1,111,226
                                                           ------------       ------------
    TOTAL LIABILITIES                                       179,616,224        180,264,827

STOCKHOLDERS' EQUITY:
Common stock, $5 par value per share:
  Authorized - 1,000,000 shares
  Issued & outstanding 707,516 shares                         3,537,580          3,370,270
Additional paid-in capital                                   12,823,369         11,852,971
Unrealized gain (loss) on securities AFS                       (106,307)            (8,133)
Retained earnings                                               138,861            222,107
                                                           ------------       ------------
    TOTAL STOCKHOLDERS' EQUITY                               16,393,503         15,437,215
                                                           ------------       ------------
    TOTAL LIABILITIES and STOCKHOLDERS' EQUITY             $196,009,727       $195,702,042
                                                           ============       ============




                See notes to consolidated financial statements.

                         MERCHANTS CAPITAL CORPORATION
                       CONSOLIDATED STATEMENTS OF INCOME
                                  (UNAUDITED)


                                                          Three Months Ended                  Six Months Ended
                                                               June 30,                           June 30,
                                                        1996               1995             1996             1995
                                                     ----------         ----------       ----------      ----------
Interest Income:
  Interest and fees on loans                         $3,073,273         $2,718,087       $6,082,614      $5,050,219
  Interest on invest. securities
    Taxable interest income                             717,007            759,101        1,394,456       1,527,377
    Interest income exempt from
      federal income taxes                               48,858             33,537           99,494          60,622
  Interest on federal funds sold                         88,509            130,246          180,092         230,400
                                                     ----------         ----------       ----------      ----------
     TOTAL INTEREST INCOME                            3,927,647          3,640,971        7,756,656       6,868,618

Interest Expense:
  Interest on deposits                                1,662,487          1,537,154        3,232,525       2,929,020
  Interest on fed funds pur & sec sold u/repo            81,748             44,895          162,448          92,820
                                                     ----------         ----------       ----------      ----------
     TOTAL INTEREST EXPENSE                           1,744,235          1,582,049        3,394,973       3,021,840
                                                     ----------         ----------       ----------      ----------
     NET INTEREST INCOME                              2,183,412          2,058,922        4,361,683       3,846,778
Provision for loan losses                                80,000                  0          140,000          40,000
                                                     ----------         ----------       ----------      ----------
    NET INTEREST INCOME AFTER
    PROVISION FOR LOAN LOSSES                         2,103,412          2,058,922        4,221,683       3,806,778
Other Income:
  Service charges on deposits                           382,439            310,781          749,877         590,107
  Trust service income                                   95,583             80,365          202,608         151,686
  Insurance premium and commissions                     155,103             86,358          284,985         173,642
  Other                                                  52,070             52,129          130,904          99,526
                                                     ----------         ----------       ----------      ----------
    TOTAL OTHER INCOME                                  685,195            529,633        1,368,374       1,014,961
Other Expenses:
  Salaries                                              788,567            715,645        1,525,466       1,372,842
  Employee benefits                                     157,606            170,619          354,757         333,796
  Net occupancy expense                                 134,477            130,093          269,584         241,004
  Equipment expense                                     138,017            154,240          276,214         306,343
  Other                                                 529,398            642,253        1,002,873       1,219,168
                                                     ----------         ----------       ----------      ----------
    TOTAL OTHER EXPENSES                              1,748,065          1,812,850        3,428,894       3,473,153
                                                     ----------         ----------       ----------      ----------
    INCOME BEFORE INCOME TAXES                        1,040,542            775,705        2,161,163       1,348,586
    INCOME TAX PROVISION                                336,061            212,040          735,437         424,896
                                                     ----------         ----------       ----------      ----------
    NET INCOME                                       $  704,481         $  563,665       $1,425,726      $  923,690
                                                     ==========         ==========       ==========      ==========
Net income per common share (Note 6)
Dividends per common share
Average number of shares of common                   $     1.00         $     0.80       $     2.02      $     1.31
  stock outstanding                                  $    0.275         $     0.24       $     0.51      $     0.45

                                                        707,516            707,516          707,516         707,516




                See notes to consolidated financial statements.

                         MERCHANTS CAPITAL CORPORATION
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                    SIX MONTHS ENDED JUNE 30, 1996 AND 1995
                                   (Unaudited)


                                                         Additional     Unrealized
                                          Common          Paid-In       Gain (Loss)      Retained
                                          Stock           Capital       on Sec. AFS      Earnings          Total
                                       ------------    -------------    -----------     -----------     -----------
BALANCE, January 1, 1995               $  3,064,940    $  10,784,316    $ (534,954)     $   392,542     $13,706,844

  Net income                                                                                923,690         923,690

  Cash dividends declared
     (.45 per share)                                                                       (321,760)       (321,760)

  Stock dividend (10%)                      305,330        1,068,655                     (1,373,985)           -

  Fractional shares
    purchased (232.8 shares
    @$22.50 per share)                                                                       (5,238)         (5,238)

  Unrealized gain (loss)
     on securities AFS                                                     434,984                          434,984
                                       ------------    -------------    ----------      -----------     -----------
BALANCE, June 30, 1995                 $  3,370,270    $  11,852,971    $  (99,970)     $  (384,751)    $14,738,520
                                       ============    =============    ==========      ===========     ===========


BALANCE, January 1, 1996               $  3,370,270    $  11,852,971    $   (8,133)     $   222,107     $15,437,215

  Net income                                                                              1,425,726       1,425,726

  Cash dividends declared
     (.51 per share)                                                                       (363,080)       (363,080)

  Stock dividend (5%)                       167,310          970,398                     (1,137,708)           -

  Fractional shares
    purchased (240.7 shares
    @$34.00 per share)                                                                       (8,184)         (8,184)

  Unrealized gain (loss)
     on securities AFS                                                     (98,174)                         (98,174)
                                       ------------    -------------    ----------      -----------     -----------
BALANCE, June 30, 1996                 $  3,537,580    $  12,823,369    $ (106,307)     $   138,861     $16,393,503
                                       ============    =============    ==========      ===========     ===========




                See notes to consolidated financial statements.

                         MERCHANTS CAPITAL CORPORATION
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)


                                                                         Six Months Ended
                                                                             June 30,
                                                                   -----------------------------
                                                                      1996              1995
                                                                   ------------     ------------
OPERATING ACTIVITIES:
Net income                                                         $  1,425,726     $    923,690
Adjustments to reconcile net income to net
  cash provided by operating activities:
  Provision for loan losses                                             140,000           40,000
  Provision for depreciation and amortization                           232,379          269,348
  Net premium amortization on HTM securities                               -              31,224
  Net accretion on AFS securities                                       (41,088)        (101,999)
  Gain on sale of real estate                                           (17,626)            -
  Increase in accrued interest receivable                              (214,079)        (721,634)
  Increase in other assets                                             (140,527)        (281,432)
  (Decrease) increase in accrued interest payable                       (38,520)          71,163
  (Decrease) increase in taxes and other liabilities                   (181,838)             446
                                                                   ------------     ------------
    NET CASH PROVIDED BY OPERATING ACTIVITIES                         1,164,427          230,806
                                                                   ------------     ------------

INVESTING ACTIVITIES:
Decrease in federal funds sold                                        2,737,148       13,280,000
Purchase of investment securities-HTM                                      -          (1,940,892)
Proceeds from maturities of investment securities-AFS                15,845,360       17,281,630
Purchase of investment securities-AFS                               (14,777,789)     (27,998,582)
Prepayments on mortgage backed securities                             1,203,630        1,263,941
Net increase in loans                                                (4,867,039)     (18,608,045)
Purchases of premises and equipment                                    (357,674)        (434,059)
                                                                   ------------     ------------
    NET CASH USED BY INVESTING ACTIVITIES                              (216,364)     (17,156,007)
                                                                   ------------     ------------

FINANCING ACTIVITIES:
Net (decrease) increase in deposits                                     (66,168)      13,858,010
Cash dividends paid                                                    (674,054)        (306,494)
Payment of fractional shares from stock dividend                         (8,184)          (5,238)
Net (decrease) increase in Sec. sold under repurchase agreement         (51,104)       3,292,621
                                                                   ------------     ------------
    NET CASH (USED) PROVIDED BY FINANCING ACTIVITIES                   (799,510)      16,838,899
                                                                   ------------     ------------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                        148,553          (86,302)

CASH AND CASH EQUIVALENTS AT THE BEGINNING OF THE YEAR                8,342,193        9,945,350
                                                                   ------------     ------------
CASH AND CASH EQUIVALENTS AT END OF YEAR                           $  8,490,746     $  9,859,048
                                                                   ============     ============

SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Dividends declared but not paid                                    $    194,567     $    168,513
Total increase (decrease) in unrealized loss on
securities available for sale net of deferred taxes                $     98,174     $   (434,984)




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

        The consolidated financial statements have been prepared by the Company without an audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of their operations and their cash flows as of June 30, 1996, and for all periods presented have been made.

        Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The results of operations for the periods ended June 30, 1996, are not necessarily indicative of operating results for the full year. It is suggested these financial statements be read in conjunction with the Company's Annual Report and proxy statements filed with its Form 10-KSB for the year ended December 31, 1995.


2. Acquisitions

        On April 1, 1995, Merchants Bank purchased certain assets and assumed certain liabilities of the Bank of Edwards, Edwards, Mississippi, for a premium of $350,000 which will be amortized over a fifteen year period.


3. Nonperforming Assets

        Nonperforming assets at June 30, 1996 and December 31, 1995, were as follows:

                                                           6-30-96           12-31-95
                                                         ----------         ----------
        Nonaccrual loans                                 $1,599,178         $  762,166
        Ninety days or more past due                        225,084            181,983
                                                         ----------         ----------
        Total nonperforming loans                        $1,824,262         $  944,149

        Other real estate owned (net)                       199,983            138,999
                                                         ----------         ----------
        Total nonperforming assets                       $2,024,245         $1,083,148
                                                         ==========         ==========
        Nonperforming loans as a
        percent of loans, net of
        unearned interest                                      1.38%              0.74%

4. Allowance for Loan Losses

        The following table reflects the transactions in the allowance for loan losses for the six month periods ended June 30, 1996 and 1995:

                                                               1996               1995
                                                            ----------         ----------
         Balance at beginning of year                       $1,687,643         $1,273,160

         Provision charged to operations                       140,000             40,000
         Charge offs                                           448,913            456,398
         Recoveries                                            173,214            202,596
         Adjustments                                            -               1,101,180
                                                            ----------         ----------
         Balance at end of period                           $1,551,944         $2,160,538
                                                            ==========         ==========

         Allowance for loan losses as a
         percent of loans, net of unearned
         interest                                                 1.17%              1.80%


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


6. Net Income Per Share of Common Stock

        Net income per share of common stock is based on the weighted average number of shares outstanding during each period, after giving retroactive effect to stock dividends.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operation

Changes In Financial Position and Liquidity

        In the six months ended June 30, 1996, assets increased by $307,685 or .16%. This resulted from increases of $148,553 in cash and due from banks,
$4,727,039 in net loans, $149,862 in bank premises and equipment, $61,000 in other real estate, $214,079 in accrued interest receivable, and $159,920 in other assets. These increases were offset by decreases of $2,737,148 in federal funds sold, $2,391,053 in investment securities, and $24,567 in premium paid on purchased assets and deposits. The increase in assets was also a result of net decreases of $66,168 in deposits, $51,104 in securities sold under repurchase agreement, $38,520 in accrued interest payable, $181,838 in accrued taxes and other liabilities, and $83,246 in retained earnings resulting from year-to-date net income of $1,425,726 less cash dividends declared of $363,080 less 5% stock dividend of $1,145,892. Also, assets and shareholders equity were decreased by $98,174 due to an increase in net unrealized loss on securities available for sale.

        Nonperforming loans as of June 30, 1996 were $1,824,262 compared to $944,149 as of Dec. 31, 1995. The nonaccrual loans increased by $837,012 and the ninety days or more past due increased by $43,101 as compared to Dec. 31, 1995. The nonperforming loans as a percent of loans, net of unearned income, was 1.38% at June 30, 1996 compared to .74% at Dec. 31, 1995. This increase in nonperforming loans is basically due to one large loan. Management is in the process of working with this customer to get it current.

        The allowance for loan losses was $1,551,944 as of June 30, 1996 compared to $2,160,538 as of June 30, 1995. The ratio of the allowance for possible losses to loans, net of unearned income decreased to 1.17% as of June 30, 1996 compared to 1.80% as of June 30, 1995. Management regularly reviews the level of the allowance for possible loan losses and is of the opinion that it is adequate at June 30, 1996.


Results of Operations

        In the second quarter ended June 30, 1996, net income increased by $140,816 or 24.98% over the second quarter income of 1995. Net interest income increased by $124,490 or 6.05% as a result of an increase of $286,676 or 7.87% in interest income and an increase of $162,186 or 10.25% in interest expense. The provision for loan losses increased by $80,000 or 100%. Other income increased by $155,562 or 29.37%, while other expenses decreased by $64,785 or 3.57%. The income tax provision increased by $124,021 or 58.49%.

        The six months ended June 30, 1996, resulted in an increase of $502,036 or 54.35% in net income in comparison with the first six months of 1995. The net interest income increased by $514,905 or 13.39% as a result of an increase of $888,038 or 12.93% in interest income and $373,133 or 12.35% in interest expense. The provision for loan losses increased by $100,000 or 250%. Other income increased by $353,413 or 34.82% while other expenses decreased by $44,259 or 1.27%. The income tax provision increased by $310,541 or 73.09%.



Capital Adequacy

        The Company and the Bank must maintain certain levels of capitalization as prescribed by the various regulators. The Company and the Bank must maintain minimum amounts of capital to total "risk weighted" assets, as outlined under the regulators' 1992 risk-based capital guidelines. The Company and the Bank are required to have minimum Tier I and total capital ratios of 4% and 8%, respectively. The actual ratios at June 30, 1996, were 11.64% and 12.77%. (Company) and 11.16% and 12.29% (Bank), respectively. The Company and the Bank's leverage ratios at June 30, 1996, were 8.15% and 7.81%, respectively. The minimum required leverage ratio is 3%-5% with an internal target ratio set at 6% by management.

        The main source of capital expansion for the Company and the Bank continues to be the retention of earnings. However, if the need arises again, the Company can use its borrowing ability to inject needed capital into the Bank. The net change in stockholders' equity of $956,288 in the first six months was the result of the retention of earnings offset by an increase of the unrealized loss on securities available for sale. At the present time, there are no planned capital expenditures which would materially restrict capital growth.


PART II. OTHER INFORMATION

Item 1. Legal Proceedings

        The Stewart & Ellis versus Merchants Bank lawsuit was settled and dismissed in the United States Bankruptcy Court on March 1996. Merchants Bank paid $35,000.00 to Carolyn Ann Stewart as compensation for equity she lost in homestead property releasing each party from their respective claims.


Item 2. Exhibits and Reports on Form 8-K

        (a)   Exhibits

              27         Financial Data Schedule

        (b)   Reports on Form 8-K

              None.

                                   SIGNATURES



        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                        MERCHANTS CAPITAL CORPORATION
                                        -----------------------------


Date     August 9, 1996                 /s/ Joel H. Horton
         --------------                 -------------------------------------
                                                  (Signature)

                                        Joel H. Horton
                                        President and Chief Operating Officer



Date     August 9, 1996                 /s/ James R. Wilkerson, Jr.
         --------------                 -------------------------------------
                                                  (Signature)

                                        James R. Wilkerson, Jr.
                                        Secretary

                                EXHIBIT INDEX


EXHIBIT NO.             DESCRIPTION
- -----------             -----------
   27                   Financial Data Schedule