Form 10QSB
period 1996-09-30
MERCHANTS CAPITAL CORP /MS/
filed 1996-11-14
CIK 357065

                    U.S. SECURITIES AND EXCHANGE COMMISSION

                            Washington, D. C. 20549


                                  FORM 10-QSB


         Quarterly Report Under Section 13 or 15 (d) of the
                  Securities Exchange Act of 1934

 For Quarter ended   September 30, 1996   COMMISSION FILE NUMBER    0-10898
                     ------------------                            ---------



                         MERCHANTS CAPITAL CORPORATION
                        ------------------------------
              (Exact name of registrant as specified in charter)


   MISSISSIPPI                                                  64-0655603
------------------                                              ----------
 (State or other jurisdiction of                            (I.R.S. Employer
 incorporation or organization)                             Identification No.)


 820 South Street                                                 39180
 Vicksburg, Mississippi                                           -----
 --------------------------                                     (Zip Code)
 (address of principal executive offices)

Registrant's telephone number, including area code    (601) 636-3752
                                                      --------------

                                Not Applicable
-----------------------------------------------------------------------------
              Former name, former address and former fiscal year;
                         if changed since last report

Indicate by check mark whether the registrants (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.  YES X    NO

707,516 common shares were outstanding as of September 30, 1996.

                 MERCHANTS CAPITAL CORPORATION

                           INDEX

                                                                          Page
                                                                         Number


Part 1.  Financial Information


  Item 1.  Financial Statements
           Consolidated Statements of Financial Condition                    3
           September 30, 1996 (Unaudited) and December 31, 1995
           (Unaudited)


           Consolidated Statements of Income, Three Months
           Ended and Nine Months Ended September 30, 1996                    4
           and 1995 (Unaudited)


           Consolidated Statements of Changes in Stockholders'
           Equity, Nine Months Ended September 30, 1996 and                  5
           1995 (Unaudited)


           Consolidated Statements of Cash Flows
           Nine Months Ended September 30, 1996 and 1995                     6
           (Unaudited)


           Notes to Consolidated Financial Statements                        7
           (Unaudited)


  Item 2.  Management's Discussion and Analysis of Financial                 9
           Condition and Results of Operations


Part 2.  Other Information


  Item 1.  Legal Proceedings                                                10


  Item 6.  Exhibits and Reports on Form 8-K                                 10



                         MERCHANTS CAPITAL CORPORATION
                CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION



                                                   Sept. 30, 1996     Dec. 31, 1995
                                                    (Unaudited)        (Unaudited)
                                                   -------------      -------------
ASSETS:
Cash & due from banks                              $   8,390,948      $   8,342,193
Federal funds sold                                     3,722,323          2,800,000
Investment securities:
  Available-for-sale                                  54,772,247         52,544,242
Loans - net                                          130,704,102        126,047,183
Bank premises & equipment - net                        2,778,903          2,615,330
Other real estate                                        136,419            138,999
Accrued interest receivable                            2,132,292          1,966,555
Other assets                                             811,720            696,940
Premium paid on purchased assets &
deposits less amortization                               513,750            550,600
                                                   -------------      -------------
    TOTAL ASSETS                                   $ 203,962,704      $ 195,702,042
                                                   =============      =============

LIABILITIES & STOCKHOLDERS' EQUITY

LIABILITIES:
Deposits:
  Non-interest bearing deposits                    $  20,954,600      $  19,934,570
  Interest bearing deposits                          156,168,302        151,774,537
                                                   -------------      -------------
    Total Deposits                                   177,122,902        171,709,107

Securities Sold Under Repurchase Agreement             8,461,660          6,613,555
Accrued interest payable                                 755,547            830,939
Accrued taxes and other liabilities                      843,636          1,111,226
                                                   -------------      -------------
    TOTAL LIABILITIES                                187,183,745        180,264,827

STOCKHOLDERS' EQUITY:
Common stock, $5 par value per share:
  Authorized - 1,000,000 shares
  Issued & outstanding 707,516 shares                  3,537,580          3,370,270
Additional paid-in capital                            12,823,369         11,852,971
Unrealized gain (loss) on securities AFS                 (78,272)            (8,133)
Retained earnings                                        496,282            222,107
                                                   -------------      -------------
    TOTAL STOCKHOLDERS' EQUITY                        16,778,959         15,437,215
                                                   -------------      -------------
    TOTAL LIABILITIES and STOCKHOLDERS' EQUITY     $ 203,962,704      $ 195,702,042
                                                   =============      =============






                See notes to consolidated financial statements.
                                         3

                         MERCHANTS CAPITAL CORPORATION
                       CONSOLIDATED STATEMENTS OF INCOME
                                  (UNAUDITED)


                                                      Three Months Ended              Nine Months Ended
                                                         September 30,                   September 30,
                                                     1996            1995            1996             1995
                                                  -----------     -----------     -----------     -----------
Interest Income:
  Interest and fees on loans                      $ 3,122,373     $ 2,966,391     $ 9,204,986     $ 8,016,609
  Interest on investment securities
    Taxable interest income                           655,099         793,329       2,049,555       2,320,706
    Interest income exempt from
      federal income taxes                             48,030          48,565         147,525         109,188
  Interest on federal funds sold                      112,555          69,771         292,647         300,171
                                                  -----------     -----------     -----------     -----------
     TOTAL INTEREST INCOME                          3,938,057       3,878,056      11,694,713      10,746,674

Interest Expense:
  Interest on deposits                              1,646,993       1,585,953       4,879,518       4,514,974
  Interest on fed funds pur & sec sold u/repo         105,128          69,148         267,576         161,968
                                                  -----------     -----------     -----------     -----------
     TOTAL INTEREST EXPENSE                         1,752,121       1,655,101       5,147,094       4,676,942
                                                  -----------     -----------     -----------     -----------
     NET INTEREST INCOME                            2,185,936       2,222,955       6,547,619       6,069,732
Provision for loan losses                              90,000          40,000         230,000          80,000
                                                  -----------     -----------     -----------     -----------
    NET INTEREST INCOME AFTER
    PROVISION FOR LOAN LOSSES                       2,095,936       2,182,955       6,317,619       5,989,732
Other Income:
  Service charges on deposits                         387,896         300,588       1,137,773         890,695
  Trust service income                                104,482         123,115         307,090         274,801
  Insurance premium and commissions                   128,872          89,098         413,857         262,740
  Other                                                54,149          63,091         185,054         162,618
                                                  -----------     -----------     -----------     -----------
    TOTAL OTHER INCOME                                675,399         575,892       2,043,774       1,590,854
Other Expenses:
  Salaries                                            795,673         815,721       2,321,139       2,188,564
  Employee benefits                                   158,339         154,963         513,096         488,758
  Net occupancy expense                               148,886         138,142         418,469         379,146
  Equipment expense                                   132,542         148,974         408,757         455,317
  Other                                               628,874         478,438       1,631,748       1,697,606
                                                  -----------     -----------     -----------     -----------
    TOTAL OTHER EXPENSES                            1,864,314       1,736,238       5,293,209       5,209,391
                                                  -----------     -----------     -----------     -----------
    INCOME BEFORE INCOME TAXES                        907,021       1,022,609       3,068,184       2,371,195
    INCOME TAX PROVISION                              355,033         354,386       1,090,470         779,282
                                                  -----------     -----------     -----------     -----------
    NET INCOME                                    $   551,988     $   668,223     $ 1,977,714     $ 1,591,913
                                                  ===========     ===========     ===========     ===========


Net income per common share (Note 6)              $      0.78     $      0.94     $      2.80     $      2.25
Dividends per common share                        $     0.275     $      0.24     $      0.79     $      0.69
Average number of shares of common
  stock outstanding                                   707,516         707,516         707,516         707,516



                    See notes to consolidated financial statements.
                                        4

                           MERCHANTS CAPITAL CORPORATION
               CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                       NINE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995
                                    (Unaudited)



                                                     Additional    Unrealized
                                        Common        Paid-In      Gain (Loss)     Retained
                                        Stock         Capital      on Sec. AFS     Earnings       Total
                                      ----------    -----------   ------------    ----------   -----------
BALANCE, January 1, 1995              $3,064,940    $10,784,316      ($534,954)     $392,542   $13,706,844

  Net income                                                                       1,591,913     1,591,913

  Cash dividends declared
     (.69 per share)                                                                (490,273)     (490,273)

  Stock dividend (10%)                   305,330      1,068,655                   (1,373,985)         -

  Fractional shares
    purchased (232.8 shares
    @$22.50 per share)                                                                (5,238)       (5,238)

  Unrealized gain (loss)
     on securities AFS                                                 421,514                     421,514
                                      ----------    -----------   ------------    ----------   -----------
BALANCE, Sept. 30, 1995               $3,370,270    $11,852,971      ($113,440)     $114,959   $15,224,760
                                      ==========    ===========   ============    ==========   ===========




BALANCE, January 1, 1996              $3,370,270    $11,852,971        ($8,133)     $222,107   $15,437,215

  Net income                                                                       1,977,714     1,977,714

  Cash dividends declared
     (.79 per share)                                                                (557,647)     (557,647)

  Stock dividend (5%)                    167,310        970,398                   (1,137,708)         -

  Fractional shares
    purchased (240.7 shares
    @$34.00 per share)                                                                (8,184)       (8,184)

  Unrealized gain (loss)
     on securities AFS                                                 (70,139)                    (70,139)

                                      ----------    -----------   ------------    ----------   -----------
BALANCE, Sept. 30, 1996               $3,537,580    $12,823,369       ($78,272)     $496,282   $16,778,959
                                      ==========    ===========   ============    ==========   ===========


                           See notes to consolidated financial statements.

                  MERCHANTS CAPITAL CORPORATION
              CONSOLIDATED STATEMENTS OF CASH FLOWS
                          (Unaudited)


                                                                     Nine Months Ended
                                                                       September 30,
                                                             ------------------------------
                                                                 1996             1995
                                                             ------------      ------------
OPERATING ACTIVITIES:
Net income                                                   $  1,977,714      $  1,591,913
Adjustments to reconcile net income to net cash
  provided by operating activities:
  Provision for loan losses                                       230,000            80,000
  Provision for depreciation and amortization                     349,471           404,653
  Net premium amortization on HTM securities                         --              48,508
  Net accretion on AFS securities                                 (78,606)         (149,436)
  Gain on sale of securities                                         --              (8,207)
  Gain on sale of real estate                                     (30,443)             --
  Increase in accrued interest receivable                        (165,737)         (602,223)
  Increase in other assets                                        (36,914)         (280,176)
  (Decrease) increase in accrued interest payable                 (75,392)           68,586
  Increase in taxes and other liabilities                          43,384           183,648
                                                             ------------      ------------
    NET CASH PROVIDED BY OPERATING ACTIVITIES                   2,213,477         1,337,266
                                                             ------------      ------------
INVESTING ACTIVITIES:
(Increase) decrease in federal funds sold                        (922,323)        8,325,000
Purchase of investment securities-HTM                                --             761,795
Proceeds from maturities of investment securities-HTM                --              17,000
Purchase of investment securities-HTM                                --          (2,677,693)
Purchase of investment securities-AFS                         (25,683,557)      (31,978,947)
Proceeds from maturities of investment securities-AFS          21,651,727        24,016,780
Prepayments on mortgage backed securities                       1,767,448         1,971,306
Net increase in loans                                          (4,886,919)      (21,875,750)
Purchases of premises and equipment                              (476,193)         (538,196)
                                                             ------------      ------------
    NET CASH USED BY INVESTING ACTIVITIES                      (8,549,817)      (21,978,705)
                                                             ------------      ------------
FINANCING ACTIVITIES:
Net increase in deposits                                        5,413,795        16,617,929
Cash dividends paid                                              (868,621)         (475,007)
Payment of fractional shares from stock dividend                   (8,184)           (5,238)
Net increase in Sec. sold-repurchase agreement                  1,848,105         2,571,942
                                                             ------------      ------------
    NET CASH PROVIDED BY FINANCING ACTIVITIES                   6,385,095        18,709,626
                                                             ------------      ------------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                   48,755        (1,931,813)

CASH AND CASH EQUIVALENTS AT THE BEGINNING OF THE YEAR          8,342,193         9,945,350
                                                             ------------      ------------
CASH AND CASH EQUIVALENTS AT END OF YEAR                     $  8,390,948      $  8,013,537
                                                             ============      ============

SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Dividends declared but not paid                              $    194,567      $    168,513
Total increase (decrease) in unrealized loss on
securities available for sale net of deferred taxes          $     70,139      ($   421,514)
Stock dividend declared                                      $  1,137,708      $  1,373,985


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

     The consolidated financial statements have been prepared by the Company without an audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of their operations and their cash flows as of September 30, 1996, and for all periods presented have been made.

     Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The results of operations for the periods ended September 30, 1996, are not necessarily indicative of operating results for the full year. It is suggested these financial statements be read in conjunction with the Company's Annual Report and proxy statements filed with its Form 10-KSB for the year ended December 31, 1995.


2. Acquisitions

     On April 1, 1995, Merchants Bank purchased certain assets and assumed certain liabilities of the Bank of Edwards, Edwards, Mississippi, for a premium of $350,000 which will be amortize over a fifteen year period.


3. Nonperforming Assets

     Nonperforming assets at September 30, 1996 and December 31, 1995, were as follows:


                                    9-30-96        12-31-95
                                  ----------      ----------
Nonaccrual loans                  $1,490,633      $  762,166
Ninety days or more past due         261,823         181,983
                                  ----------      ----------
Total nonperforming loans         $1,752,456      $  944,149

Other real estate owned (net)        136,419         138,999
                                  ----------      ----------
Total nonperforming assets        $1,888,875      $1,083,148
                                  ==========      ==========

Nonperforming loans as a
percent of loans, net of
unearned interest                       1.34%           0.75%


4. Allowance for Loan Losses

     The following table reflects the transactions in the allowance for loan losses for the six month periods ended September 30, 1996 and 1995:


                                         1996             1995
                                      ----------      ----------
Balance at beginning of year          $1,687,643      $1,273,160

Provision charged to operations          230,000          80,000
Charge offs                              575,852         749,555
Recoveries                               227,711         310,714
Adjustments                                 --         1,101,180
                                      ----------      ----------
Balance at end of period              $1,569,502      $2,015,499
                                      ==========      ==========

Allowance for loan losses as a
percent of loans, net of unearned
interest                                    1.20%           1.66%


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


6. Net Income Per Share of Common Stock

     Net income per share of common stock is based on the weighted average number of shares outstandings during each period, after giving retroactive effect to stock dividends.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operation

Changes In Financial Position and Liquidity
-------------------------------------------

     In the nine months ended September 30, 1996, assets increased by $8,260,662 or 4.22%. This resulted from increases of $48,755 in cash and due from banks, $922,323 in federal funds sold, $2,228,005 in investment securities, $4,656,919 in net loans, $163,573 in bank premises and equipment, $165,737 in accrued interest receivable, and $114,780 in other assets. These increases were offset by decreases of $2,580 in other real estates and $36,850 in premium paid on purchased assets and deposits. The increase in assets was also a result of net increases of $5,413,795 in deposits, $1,848,105 in securities sold under repurchase agreement, $43,384 in accrued taxes and other liabilities, and $274,175 in retained earnings resulting from year-to-date net income of $1,977,714 less cash dividends declared of $557,647 less 5% stock dividend of $1,145,892. These increases were offset by a decrease of $75,392 in accrued interest payable. Also, assets and shareholders equity were decreased by $70,139 due to an increase in net unrealized loss on securities available for sale.

     Nonperforming loans as of September 30, 1996 were $1,752,456 compared to $944,149 as of Dec. 31, 1995. The nonaccrual loans increased by $728,467 and the ninety days or more past due increased by $79,840 as compared to Dec. 31, 1995. The nonperforming loans as a percent of loans, net of unearned income, was 1.34% at September 30, 1996 compared to .75% at Dec. 31, 1995. This increase in nonperforming loans is basically due to one large loan. Management is in the process of foreclosure on this loan. The customer is voluntarily liquidating his assets to pay this loan.

     The allowance for loan losses was $1,569,502 as of September 30, 1996 compared to $2,015,499 as of September 30, 1995. The ratio of the allowance for possible losses to loans, net of unearned income, decreased to 1.20% as of September 30, 1996 compared to 1.66% as of September 30, 1995. Management regularly reviews the level of the allowance for possible loan losses and is of the opinion that it is adequate at September 30, 1996.


Results of Operations
---------------------

     In the third quarter ended September 30, 1996, net income increased by $551,988 which represented a decrease of 17.39% over the third quarter income of 1995. Net interest income decreased by $37,019 or 1.67% as a result of an increase of $60,001 or 1.55% in interest income and an increase of $97,020 or 5.86% in interest expense. The provision for loan losses increased by $50,000 or 125%. Other income increased by $99,507 or 17.28% and other expenses increased by $128,076 or 7.38%. The income tax provision increased by $647 or
 .18%.

     The nine months ended September 30, 1996, resulted in an increase of $385,801 or 24.24% in net income in comparison with the first nine months of 1995. The net interest income increased by $477,887 or 7.87% as a result of an increase of $948,039 or 8.82% in interest income and $470,152 or 10.05% in interest expense. The provision for loan losses increased by $150,000 or 187.50%. Other income increased by $452,920 or 28.47% and other expenses increased by $83,818 or 1.61%. The income tax provision increased by $311,188 or 39.93%.



Capital Adequacy
----------------

     The Company and the Bank must maintain certain levels of capitalization as prescribed by the various regulators. The Company and the Bank must maintain minimum amounts of capital to total "risk weighted" assets, as outlined under the regulators' 1992 risk-based capital guidelines. The Company and the Bank are required to have minimum Tier I and total capital ratios of 4% and 8%, respectively. The actual ratios at September 30, 1996, were 11.80% and 12.93%. (Company) and 11.20% and 12.32% (Bank), respectively. The Company and the Bank's leverage ratios at September 30, 1996, were 8.04% and 7.62%, respectively. The minimum required leverage ratio is 3%-5% with an internal target ratio set at 6% by management.

     The main source of capital expansion for the Company and the Bank continues to be the retention of earnings. However, if the need arises again, the Company can use its borrowing ability to inject needed capital into the Bank. The net change in stockholders' equity of $1,341,744 in the first nine months was the result of the retention of earnings offset by an increase of the unrealized loss on securities available for sale. At the present time, there are no planned capital expenditures which would materially restrict capital growth.



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




                                       MERCHANTS CAPITAL CORPORATION
                                       ---------------------------





Date     November 13, 1996             /s/ Joel H. Horton
         -----------------             --------------------------------
                                             (Signature)
                                       Joel H. Horton
                                       President and Chief Operating
                                       Officer



Date     November 13, 1996             /s/ James R. Wilkerson, Jr.
         -----------------             --------------------------------
                                             (Signature)
                                       James R. Wilkerson, Jr.
                                       Secretary

                              INDEX TO EXHIBITS



EXHIBIT
NUMBER                   DESCRIPTION
-------                  -----------
  27          -  Financial Data Schedule
