Form 10KSB
period 1996-12-31
MERCHANTS CAPITAL CORP /MS/
filed 1997-03-28
CIK 357065

                    U.S. SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                  FORM 10-KSB

             ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF SECURITIES
                              EXCHANGE ACT OF 1934

                  For the fiscal year ended December 31, 1996

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

                                 Yes  X   No
                                    ----    ----

         Issuers's revenues for its most recent fiscal year: $18,361,052

              State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days: As of December 31, 1996 - $17,930,955.

              State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of December 31, 1996 - 707,516.

         DOCUMENTS INCORPORATED BY REFERENCE:  PAGE 2

                      DOCUMENTS INCORPORATED BY REFERENCE


         Description of Document              Incorporated into Part/Item No.
         -----------------------              -------------------------------

1996 Annual Report to Shareholders            Part II, Items 6 and 7
                                              Part III, Items 9 through 12
Definitive Proxy Statement which
   was filed with the Securities and
   Exchange Commission on March 25,
   1997.                                      Part III, Items 9 through 12

                         MERCHANTS CAPITAL CORPORATION



                                1996 FORM 10-KSB


                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS


(a)  Development of Business

         Merchants Capital Corporation (the "Registrant") is a one bank holding company which owns all of the outstanding stock of Merchants Bank of Vicksburg, Mississippi (the "Bank"). The Registrant was incorporated under the Mississippi Business Corporation Act on November 11, 1980, for the purpose of acquiring the outstanding stock of the Bank and for related purposes. The acquisition of the Bank by the Registrant was accomplished by means of an exchange offer to Bank shareholders which was consummated in May, 1982. The Bank is the principal asset and the principal source of revenue of the Registrant. The Bank, which was organized in 1886, operates four banking locations in Vicksburg, and has an office in Utica and Edwards, Mississippi. In 1994, the Bank changed its legal status from a national bank to a state bank and officially started its operations as a state bank on September 26, 1994.

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

(b)  Business of Issuer

         The Bank is engaged in the general retail banking business, and provides services to individuals, farmers, and other small and medium-size businesses. These services include conventional checking and savings accounts; money market accounts; certificates of deposit; business loans; Master Card, VISA and other consumer oriented financial services; and safe deposit and night depository facilities. The Bank offers automated teller machines at eight locations in Vicksburg which provide 24-hour banking services to customers of the Bank. The Bank also provides fiduciary services to individuals and businesses, and administers (as trustee and in other fiduciary and representative capacities) personal trusts and estates and business benefit plans.

         At December 31, 1996, the Bank ranked twenty-fifth in total assets of the 125 banks in the State of Mississippi, and employed 119 employees, 107 of which are full time. The Bank's primary service areas are in Warren and western Hinds Counties, Mississippi.

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

     The Bank is subject to supervision and examination by various regulatory authorities. The Bank, as a state chartered bank, is subject to state and federal banking laws and the general supervision of the Federal Reserve Board, which conducts periodic examinations of the Bank. The Bank is also subject to applicable state banking department supervision and examination. Funds on deposit with the Bank are insured by, and the Bank is subject to, regulation, supervision and examination by the Federal Deposit Insurance Corporation and is also subject to requirements and restrictions under federal and state law, including requirements to maintain reserves against deposits, restrictions on the types and amounts of loans that may be granted and the interest that may be charged thereon, and limitations on the types of investments that may be made and types of services that may be offered. Various consumer laws and regulations also affect the operations of the Bank. Regulatory limitations on the payment of dividends to the Registrant by the Bank are discussed in Note I (Stockholders' Equity and Regulatory Matters) of the Registrant's Consolidated Financial Statements for the year ended December 31, 1996 and the "Capital Adequacy" portion of Management's Discussion and Analysis.

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

     Certain regulations require the maintenance of minimum risk-based capital ratios, which are calculated with reference to risk-weighted assets, which include on- and off-balance sheet exposures. The Federal Reserve Board has established guidelines for both the Registrant and its Bank, which are generally similar. The Federal Reserve Board has also adopted minimum leverage ratios for bank holding companies and banks. For a further discussion concerning capital guidelines and minimum leverage ratios, see Note I (Stockholders' Equity and Regulatory Matters) of the Registrant's Consolidated Financial Statements for the year ended December 31, 1996 and the "Capital Adequacy" portion of Management's Discussion and Analysis.

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

     Under the regulations, a "well capitalized" institution has a minimum total capital to total risk-weighted assets ratio of at least 10 percent, a minimum Tier I capital to total risk-weighted assets ratio of at least 6 percent, a minimum leverage ratio of at least 5 percent and is not subject to any written order, agreement, or directive. An "adequately capitalized" institution has a total capital to total risk-weighted assets ratio of at least 8 percent, a Tier I capital to total risk-weighted assets ratio of at least 4 percent, and a leverage ratio of at least 4 percent (3 percent if given the highest regulatory rating and not experiencing significant growth ), but does not qualify as "well capitalized." An "undercapitalized" institution fails to meet any one of the three minimum capital requirements. A "significantly undercapitalized" institution has a total capital to total risk-weighted assets ratio of less than 6 percent, a Tier I capital to total risk-weighted assets ratio of less than 3 percent or a leverage ratio of less than 3 percent. A "critically undercapitalized" institution has a leverage ratio of 2 percent or less. Under certain circumstances, a "well capitalized," "adequately capitalized" or undercapitalized" institution may be required to comply with supervisory actions as if the institution was in the next lowest capital category.

FDIC Insurance Assessments

     The Bank is subject to FDIC deposit insurance assessments. Pursuant to FDICIA, the FDIC adopted a transitional risk-based system for determining deposit insurance assessments that become effective on January 1, 1993. Under the transitional risk-based system, an insured institution will be assessed at rates in the range of .23 percent to .31 percent depending on its capital and supervisory classifications, as assigned by its primary federal regulator. Effective for the third quarter of 1995, the FDIC decreased the lowest assessment rate for deposits insured through the BIF from $.23 per $100 of deposits to $.04. During 1996, the assessment rate on BIF deposits was zero. The rate on Savings Association Insurance Fund (SAIF) deposits remained at $.23 per $100 of deposits for both 1995 and 1996. The Bank has SAIF deposits resulting from a savings and loan purchase during the early 1990's. During late 1996, the bank was charged a special assessment on these SAIF insured deposits of approximately $139,000.

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

Belmont Branch

         The Belmont Branch is located at 900 Belmont Street, Vicksburg. The building contains approximately 1,570 square feet. The building and the property on which it is situated were owned by the Bank. This Branch was closed in 1996 and the related property was sold to an unrelated party in 1996.

Clay Street Branch

         The Clay Street Branch is located at 2309 Clay Street, Vicksburg, Mississippi. The building contains approximately 2,268 square feet. The building and the property on which it is situated are leased at an annual rental of $30,000. The first of three five year options was exercised in 1994 at an annual rental of $30,000. The Branch has a drive up automated teller machine which is leased for 60 months at a lease amount of $729/month.

Pemberton Boulevard Branch

         The Pemberton Boulevard Branch is located at the corner of Pemberton Boulevard and Pemberton Place, Vicksburg, Mississippi. The Branch has a drive-up automated teller machine which is leased for 60 months at a lease amount of $729/month. The building contains approximately 2,400 square feet. The building and property on which it is situated are owned by the Bank.

Utica Branch

         The Utica Branch is located at 106 Main Street, Utica, Mississippi. The building contains approximately 4,065 square feet. The building and the property on which it is situated are owned by the Bank.

Plaza Branch

         The Plaza Branch opened December 7, 1987, and is located in Delchamps Plaza at the intersection of Indiana Avenue and Interstate 20, Vicksburg, Mississippi. The building contains approximately 1,200 square feet. The building and property on which it is situated are leased at an annual rental of $13,591. The lease expired November 14, 1996. The second of six three year options was exercised during the year at a monthly rental of $1,180.57/month.

Edwards Branch

         The Edward Branch was acquired in a business combination on April 1, 1995. This branch is located at 100 Magnolia Street, Edwards, Mississippi. The building contains approximately 5,400 square feet. The building and the property on which it is situated are owned by the Bank.

Indiana Avenue Automated Teller Machine

         The Bank leases a drive up automated teller machine at the intersection of Indiana Avenue and the East Frontage road of Interstate 20, Vicksburg for a lease term of 60 months at $729/month. In 1996, the Bank extended their previous lease on the land where the ATM is located for an additional five year term, through September, 2001. The monthly fee is $400/month.

Highway 61 North Automated Teller Machine

     The Bank operates an automated teller machine on Highway 61 North, Vicksburg, Mississippi. In 1996, the Bank extended their previous lease for an additional five year term through September, 2001. The monthly fee is $360/month.

Highway 61 South Automated Teller Machine

     The Bank operated an automated teller machine on Highway 61 South, Vicksburg, Mississippi. The machine was contained in the wall of a convenience store and was owned by the Bank. The property on which it is situated was leased through September, 1996 at $330/month. The lease was not renewed.

Customer - Bank Communication Terminal (CBCT) Branches

     The Bank has CBCT's located at the following locations:

         1)  Kroger ATM                    (1)      3)  Isle of Capri (3)
             3405 Pemberton Square Boulevard            3990 Washington Street
             Vicksburg, Mississippi 39180               Vicksburg, MS  39180

         2)  Rainbow ATM                   (2)
             1540 Warrenton Road
             Vicksburg, Mississippi  39180

     The Bank pays rent of $1/year plus 1/2 of transaction fees assessed at these locations.

     None of these properties are subject to any encumbrance.

     In the judgment of management, the premises occupied or leased by the Registrant and its subsidiaries are considered to be well located and suitably equipped to serve as banking facilities. Neither the location of any particular office nor the unexpired term of any lease is deemed material to the business of the registrant.

ITEM 3.  LEGAL PROCEEDINGS

     The Registrant and the Bank are involved in certain litigation incurred in the normal course of business. In the opinion of management and legal counsel, liabilities arising from such claims, if any, would not have a material effect upon the Registrant's consolidated financial statements.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     There were no matters submitted for a vote of security holders during the fourth quarter of 1996.

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

           Cash dividends declared by the Registrant in 1995 and 1996 are presented below.

                Period 1995                           Dividends per
                -----------                           -------------
                                                         Share
                                                         -----
                First Quarter                             .22
                Second Quarter                            .24
                Third Quarter                             .24
                Fourth Quarter                            .71

                Period 1996
                -----------

                First Quarter                             .24
                Second Quarter                            .275
                Third Quarter                             .275
                Fourth Quarter                            .775


(b)  Holders

           As of December 31, 1996, there were approximately 535 holders of record of the Common Stock of the Company.

(c)  Dividends

           Federal and State law applicable to banks generally restricts the amount of cash dividends that a bank may pay. See "Capital Adequacy" portion of the Management's Discussion and Analysis and Note I to the Consolidated Financial Statements.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

     This information is incorporated by reference to the Company's Annual Report to Shareholders, thereof, which Annual Report is included as Exhibit 13 to this Annual Report on Form 10-KSB.


ITEM 7.  FINANCIAL STATEMENTS

     The following consolidated financial statements of the Company and subsidiaries are included in the Company's Annual Report to security holders, which Annual Report is included as Exhibit 13 to this Annual Report on Form 10-KSB, and are herein incorporated by reference:

         - Independent Auditor's Report;

         - Consolidated Statements of Financial Condition - December 31, 1996 and 1995;

         - Consolidated Statements of Income - Years ended December 31, 1996 and 1995;

         - Consolidated Statements of Changes in Stockholders' Equity - Years ended December 31, 1996 and 1995;

         - Consolidated Statements of Cash Flows - Years ended December 31, 1996 and 1995; and

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

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS & CONTROL PERSONS: COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

         Information required by this item is incorporated herein by reference to the Registrant's Proxy Statement, dated March 25, 1997, in connection with its annual meeting to be held April 15, 1997.

ITEM 10.  EXECUTIVE COMPENSATION

         Information required by this item is incorporated herein by reference to the Registrant's Proxy Statement, dated March 25, 1997, in connection with its annual meeting to be held April 15, 1997.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The information required by this item is incorporated herein by reference to the Registrant's Proxy Statement, dated March 25, 1997, in connection with its annual meeting to be held April 15, 1997.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Information required by this item is incorporated herein by reference to the Registrant's Proxy Statement, dated March 25, 1997, in connection with its annual meeting to be held April 15, 1997.

                                    PART IV

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

           Exhibit Number               Title of Exhibit
           --------------               ----------------

                3(i)(ii)        Articles of Incorporation and by-laws

               11               Statement re: computation of per share earnings

               13               Annual Report to shareholders for year ended
                                December 31, 1996

               21               Subsidiaries of the Registrant

               22               Proxy Statement

               27               Financial Data Schedules

               All other exhibits are omitted as they are not applicable, are not required by the related instructions.

               The Exhibits listed on the Exhibit Index of this report are filed herewith or are incorporated herein by reference.

(b)   Reports on Form 8-K:

        There were no reports on Form 8-K for the three months ended December 31, 1996.

                                   SIGNATURES

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            MERCHANTS CAPITAL CORPORATION
                                                      (Registrant)


DATE:      3/18/97                          BY: /s/Howell N. Gage, Jr.
                                               --------------------------------
                                               Howell N. Gage, Jr., Chairman
                                               and Chief Executive Officer

DATE:      3/18/97                          BY: /s/Joel H. Horton
                                               --------------------------------
                                               Joel H. Horton, President and
                                               Chief Operating Officer

DATE:      3/18/97                          BY: /s/ James R. Wilkerson
                                               --------------------------------
                                               James R. Wilkerson, Secretary

   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and dates indicated:


DATE:    3/18/97                            BY: /s/ J.E. Blackburn, Jr.
                                               --------------------------------
                                               J. E. Blackburn, Jr., Director


DATE:    3/18/97                            BY: /s/ Rodney E. Bounds
                                               --------------------------------
                                               Rodney E. Bounds, Director


DATE:    3/18/97                            BY:
                                               --------------------------------
                                               Michael J. Chaney, Director


DATE:    3/18/97                            BY: /s/ Howell N. Gage, Jr.
                                               --------------------------------
                                               Howell N. Gage, Jr., Director


DATE:    3/18/97                            BY: /s/ Dr. W.B. Hopson, Jr.
                                               --------------------------------
                                               Dr. W. B. Hopson, Jr.,  Director


DATE:    3/18/97                            BY: /s/ Joel H. Horton
                                               --------------------------------
                                               Joel H. Horton, Director


DATE:    3/18/97                            BY: /s/ C. Hays Latham
                                               --------------------------------
                                               C. Hays Latham, Director


DATE:    3/18/97                            BY:
                                               --------------------------------
                                               Martin S. Lewis, Director


DATE:    3/18/97                            BY:  /s/ Robert P. McConnell
                                               --------------------------------
                                               Robert P. McConnell, Director


DATE:    3/18/97                            BY: /s/ Fred G. Peyton
                                               --------------------------------
                                               Fred G. Peyton, Director


DATE:    3/18/97                            BY:  /s/ Robert E. Pickett
                                               --------------------------------
                                               Robert E. Pickett, Director


DATE:    3/18/97                            BY: /s/ Landman Teller, Jr.
                                               --------------------------------
                                               Landman Teller, Jr., Director


DATE:    3/18/97                            BY:
                                               --------------------------------
                                               Ernest G. Thomas, Director


DATE:    3/18/97                            BY: /s/ R.C. Wilkerson, III
                                               --------------------------------
                                               R. C. Wilkerson, III, Director


DATE:    3/18/97                            BY: /s/ James R. Wilkerson, Jr.
                                               --------------------------------
                                               James R. Wilkerson, Jr., Director

                                 Exhibit Index
                  Filed as Part of this Report on Form 10-KSB



Designation               Description                                          Page No.
-----------               -----------                                          --------

 3(i)(ii)            Articles of Incorporation and by-laws, filed with
                      Commission on December 31, 1994                              *

11                   Statement re: computation of per share earnings              24

13                   Annual report to shareholders for year ended December 31,
                       1996                                                       26

21                   Subsidiaries of the Registrant                               25

22                   Proxy Statement                                               *

27                   Financial Data Schedules                                     --




     * As indicated in the column entitled "Description" this Exhibit is incorporated by reference to another filing or document.