Form 10QSB
period 1997-03-31
MERCHANTS CAPITAL CORP /MS/
filed 1997-05-13
CIK 357065

                    U.S. SECURITIES AND EXCHANGE COMMISSION

                            Washington, D. C. 20549


                                  FORM 10-QSB


               Quarterly Report Under Section 13 or 15 (d) of the
                        Securities Exchange Act of 1934

 For Quarter ended     March 31, 1997      COMMISSION FILE NUMBER    0-10898
                     ------------------                             ---------


                         MERCHANTS CAPITAL CORPORATION
               --------------------------------------------------
               (Exact name of registrant as specified in charter)


       MISSISSIPPI                                     64-0655603
-------------------------------                    -------------------
(State or other jurisdiction of                     (I.R.S. Employer
 incorporation or organization)                    Identification No.)


820 South Street                                         39180
Vicksburg, Mississippi                             -------------------
-------------------------------                        (Zip Code)
(address of principal executive offices)

Registrant's telephone number, including area code    (601) 636-3752
                                                    ------------------

                                 Not Applicable
-------------------------------------------------------------------------------
Former name, former address and former fiscal year; if changed since last report

Indicate by check mark whether the registrants (1) has filed all reports required to be filed by Sections 13 or 15 (d) of the Securities Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.  YES  X    NO
                                                   -----    -----

707,516 common shares were outstanding as of March 31, 1997.

                         MERCHANTS CAPITAL CORPORATION

                                     INDEX

                                                                       Page
                                                                       Number

Part 1.  Financial Information

  Item 1.  Financial Statements
           Consolidated Statements of Financial Condition                3
           March 31, 1997 (Unaudited) and December 31, 1996
           (Unaudited)

           Consolidated Statements of Income, Three Months               4
           Ended March 31, 1997 and 1996 (Unaudited)

           Consolidated Statements of Changes in Stockholders'           5
           Equity, Three Months Ended March 31, 1997 and
           1996 (Unaudited)

           Consolidated Statements of Cash Flows                         6
           Three Months Ended March 31, 1997 and 1996
           (Unaudited)

           Notes to Consolidated Financial Statements                    7
           (Unaudited)

  Item 2.  Management's Discussion and Analysis of Financial             9
           Condition and Results of Operations

Part 2.  Other Information


  Item 1.  Legal Proceedings                                            10

  Item 6.  Exhibits and Reports on Form 8-K                             10

                       MERCHANTS CAPITAL CORPORATION
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION


                                                   March 31, 1997    Dec. 31, 1996
                                                    (Unaudited)        (Unaudited)
                                                   -------------      ------------
ASSETS:
Cash & due from banks                              $   8,920,532      $ 10,305,656
Federal funds sold                                     8,645,907        16,080,078
Investment securities:
  Available-for-sale                                  55,034,714        42,913,870
Loans - net                                          129,668,108       130,863,866
Bank premises & equipment - net                        2,712,517         2,752,777
Other real estate                                        128,649           128,849
Accrued interest receivable                            1,796,871         1,760,153
Other assets                                             887,006           756,134
Premium paid on purchased assets &
deposits less amortization                               489,184           501,467
                                                   -------------      ------------
    TOTAL ASSETS                                   $ 208,283,488      $206,062,850
                                                   =============      ============

LIABILITIES & STOCKHOLDERS' EQUITY

LIABILITIES:
Deposits:
  Non-interest bearing deposits                    $  21,896,258      $ 22,434,563
  Interest bearing deposits                          154,865,093       154,834,160
                                                   -------------      ------------
    Total Deposits                                   176,761,351       177,268,723

Securities Sold Under Repurchase Agreement            12,568,359         9,811,858
Accrued interest payable                                 774,542           822,785
Accrued taxes and other liabilities                      805,496         1,155,095
                                                   -------------      ------------
    TOTAL LIABILITIES                                190,909,748       189,058,461

STOCKHOLDERS' EQUITY:
Common stock, $5 par value per share:
  Authorized - 1,000,000 shares
  Issued & outstanding 707,516 shares                  3,537,580         3,537,580
Additional paid-in capital                            12,823,369        12,823,369
Unrealized gain (loss) on securities AFS                 (39,057)           46,924
Retained earnings                                      1,051,848           596,516
                                                   -------------      ------------
    TOTAL STOCKHOLDERS' EQUITY                        17,373,740        17,004,389
                                                   -------------      ------------
    TOTAL LIABILITIES and STOCKHOLDERS' EQUITY     $ 208,283,488      $206,062,850
                                                   =============      ============


                See notes to consolidated financial statements.

                         MERCHANTS CAPITAL CORPORATION
                       CONSOLIDATED STATEMENTS OF INCOME
                                  (UNAUDITED)


                                                      Three Months Ended
                                                          March 31,
                                                     1997           1996
                                                 -------------------------
Interest Income:
  Interest and fees on loans                      $3,023,583     $3,009,341
  Interest on investment securities
    Taxable interest income                          782,306        677,449
    Interest income exempt from
      federal income taxes                            46,854         50,636
  Interest on federal funds sold                     110,764         91,583
                                                  -------------------------
     TOTAL INTEREST INCOME                         3,963,507      3,829,009

Interest Expense:
  Interest on deposits                             1,629,898      1,570,038
  Interest on fed funds pur & sec sold u/repo        147,590         80,700
                                                  -------------------------
     TOTAL INTEREST EXPENSE                        1,777,488      1,650,738
                                                  -------------------------
     NET INTEREST INCOME                           2,186,019      2,178,271
Provision for loan losses                            105,000         60,000
                                                  -------------------------
    NET INTEREST INCOME AFTER
    PROVISION FOR LOAN LOSSES                      2,081,019      2,118,271
Other Income:
  Service charges on deposits                        380,655        367,437
  Trust service income                               103,373        107,025
  Insurance premium and commissions                  136,256        129,882
  Other                                               61,363         78,835
                                                  -------------------------
    TOTAL OTHER INCOME                               681,647        683,179
Other Expenses:
  Salaries                                           783,336        736,898
  Employee benefits                                  191,579        197,152
  Net occupancy expense                              131,220        135,107
  Equipment expense                                  134,461        138,197
  Other                                              544,555        473,475
                                                  -------------------------
    TOTAL OTHER EXPENSES                           1,785,151      1,680,829
                                                  -------------------------
    INCOME BEFORE INCOME TAXES                       977,515      1,120,621
    INCOME TAX PROVISION                             327,616        399,376
                                                  -------------------------
    NET INCOME                                    $  649,899     $  721,245
                                                  =========================

Basic earnings per common share (Note 5)          $     0.92     $     1.02
Diluted earnings per common share (Note 5)        $     0.92     $     1.02
Dividends per common share                        $    0.275     $     0.24
Average number of shares of common
  stock outstanding                                  707,516        707,516


                See notes to consolidated financial statements.

                         MERCHANTS CAPITAL CORPORATION
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                   THREE MONTHS ENDED MARCH 31, 1997 AND 1996
                                   (Unaudited)


                                                      Additional      Unrealized
                                   Common              Paid-In        Gain (Loss)       Retained
                                   Stock               Capital        on Sec. AFS       Earnings           Total
                                -----------        ------------        --------        ----------       -----------
BALANCE, January 1, 1996        $ 3,370,270        $ 11,852,971        $ (8,133)       $  222,107       $15,437,215

  Net income                                                                              721,245           721,245

  Cash dividends declared
     (.24 per share)                                                                     (168,513)         (168,513)

  Unrealized gain (loss)
     on securities AFS                                                   52,618                              52,618

                                -----------        ------------        --------        ----------       -----------
BALANCE, March 31, 1996         $ 3,370,270        $ 11,852,971        $ 44,485        $  774,839       $16,042,565
                                ===========        ============        ========        ==========       ===========



BALANCE, January 1, 1997        $ 3,537,580        $ 12,823,369        $ 46,924        $  596,516       $17,004,389

  Net income                                                                              649,899           649,899

  Cash dividends declared
     (.275 per share)                                                                    (194,567)         (194,567)

  Unrealized gain (loss)
     on securities AFS                                                  (85,981)                            (85,981)

                                -----------        ------------        --------        ----------       -----------
BALANCE, March 31, 1997         $ 3,537,580        $ 12,823,369        $(39,057)       $1,051,848       $17,373,740
                                ===========        ============        ========        ==========       ===========


                See notes to consolidated financial statements.

                         MERCHANTS CAPITAL CORPORATION
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                                      Three Months Ended
                                                                           March 31,
                                                               -------------------------------
                                                                   1997               1996
                                                               ------------        -----------
OPERATING ACTIVITIES:
Net income                                                     $    649,899        $   721,245
Adjustments to reconcile net income to net
  cash provided by operating activities:
  Provision for loan losses                                         105,000             60,000
  Provision for depreciation and amortization                       117,110            117,697
  Net accretion on AFS securities                                  (177,847)             7,696
  Gain on sale of securities                                        (12,309)              --
  Loss (gain) on sale of real estate                                  6,431            (17,626)
  Increase in accrued interest receivable                           (36,718)           (32,539)
  Increase in other assets                                          (82,132)           (52,970)
  Decrease in accrued interest payable                              (48,243)           (71,391)
  Increase in taxes and other liabilities                             4,159            114,741
                                                               ------------        -----------
    NET CASH PROVIDED BY OPERATING ACTIVITIES                       525,350            846,853
                                                               ------------        -----------
INVESTING ACTIVITIES:
Decrease (increase) in federal funds sold                         7,434,171         (5,855,986)
Purchase of investment securities-AFS                           (23,745,957)        (6,063,996)
Proceeds from maturities of investment securities-AFS            10,271,714          8,096,645
Proceeds from sales of investment securities-AFS                    789,125               --
Prepayments on mortgage backed securities                           613,478            505,077
Net decrease (increase) in loans                                  1,090,758           (810,283)
Purchases of premises and equipment                                 (64,567)          (290,875)
                                                               ------------        -----------
    NET CASH USED BY INVESTING ACTIVITIES                        (3,611,278)        (4,419,418)
                                                               ------------        -----------
FINANCING ACTIVITIES:
Net (decrease) increase in deposits                                (507,372)         1,728,090
Cash dividends paid                                                (548,325)          (505,540)
Net increase in Sec. sold-repurchase agreement                    2,756,501          1,177,937
                                                               ------------        -----------
    NET CASH PROVIDED BY FINANCING ACTIVITIES                     1,700,804          2,400,487
                                                               ------------        -----------
DECREASE IN CASH AND CASH EQUIVALENTS                            (1,385,124)        (1,172,078)

CASH AND CASH EQUIVALENTS AT THE BEGINNING OF THE YEAR           10,305,656          8,342,193
                                                               ------------        -----------
CASH AND CASH EQUIVALENTS AT END OF YEAR                       $  8,920,532        $ 7,170,115
                                                               ============        ===========

SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Dividends declared but not paid                                $    194,567        $   168,513
Total increase (decrease) in unrealized gain (loss) on
securities available for sale net of deferred taxes            $    (85,981)       $    52,618


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

     The consolidated financial statements have been prepared by the Company without an audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of their operations and their cash flows as of March 31, 1997, and for all periods presented have been made.

     Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The results of operations for the periods ended March 31, 1997, are not necessarily indicative of operating results for the full year. It is suggested these financial statements be read in conjunction with the Company's Annual Report and proxy statements filed with its Form 10-KSB for the year ended December 31, 1996.

2. Nonperforming Assets

     Nonperforming assets at March 31, 1997 and December 31, 1996, were as follows:

                                      3-31-97          12-31-96
                                    ----------        ----------
Nonaccrual loans                    $  906,310        $1,078,368
Ninety days or more past due           244,683           477,349
                                    ----------        ----------
Total nonperforming loans           $1,150,993        $1,555,717

Other real estate owned (net)          128,649           128,849
                                    ----------        ----------
Total nonperforming assets          $1,279,642        $1,684,566
                                    ==========        ==========

Nonperforming loans as a
percent of loans, net of
unearned interest                         0.88%             1.17%

3. Allowance for Loan Losses

     The following table reflects the transactions in the allowance for loan losses for the three month periods ended March 31, 1997 and 1996:


                                              1997                 1996
                                           -----------         -----------
Balance at beginning of year               $ 1,545,820         $ 1,687,643
Adjustment for discounted loans                   --               220,803
                                           -----------         -----------
Restated balance at the beg. of year       $ 1,545,820         $ 1,466,840

Provision charged to operations                105,000              60,000
Charge offs                                   (149,905)            (82,059)
Recoveries                                     109,632             104,798
                                           -----------         -----------
Balance at end of period                   $ 1,610,547         $ 1,549,579
                                           ===========         ===========

Allowance for loan losses as a
percent of loans, net of unearned
interest                                          1.23%               1.21%


4. Recent Accounting Pronouncements

     The Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings per Share", which becomes effective for periods ending after December 15, 1997. This statement requires companies to present two types of earnings per share: "basic" and "diluted". Its predecessor APB Opinion 15, only required companies with simple capital structures to present earnings per common share and companies with complex capital structures to present both the primary and fully diluted EPS.

     The financial Accounting Standard Board also issued Statement No. 129, "Disclosure of Information About Capital Structure" which becomes effective for financial statements issued for periods ending after December 15, 1997. This statement consolidates existing disclosures, many of which applied to public companies. These disclosures will apply to rights and privileges of outstanding securities, number of shares issued during an annual period and, if applicable, the interim period presented, liquidation preferences of any preferred stock and various aggregate and per share amounts upon redemption.


5. Earning Per Share of Common Stock

     Basic earning per share of common stock is based on the weighted average number of shares outstanding during each period, after giving retroactive effect to stock dividends.

     Diluted earnings per share is computed by dividing income by the weighted average number of common shares outstanding during the period plus the number of additional common shares that would have been outstanding if any dilutive potential common stock had been issued.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operation

Changes In Financial Position and Liquidity

     In the three months ended March 31, 1997, assets increased by $2,220,638 or 1.08%. This resulted from increases of $12,120,844 in investment securities, $36,718 in accrued interest receivable, $130,872 in other assets. These increases were offset by decreases of $1,385,124 in cash and due from banks, $7,434,171 in federal funds sold, $1,195,758 in net loans, $40,260 in bank premises and equipment, $200 in other real estates and $12,283 in premium paid on purchased assets and deposits. The increase in assets was also a result of net increases of $2,756,501 in securities sold under repurchase agreement, $4,159 in accrued taxes and other liabilities, and $455,332 in retained earnings resulting from year-to-date net income of $649,899 less cash dividends declared of $194,567. These increases were offset by a decrease of $507,372 in deposits, and $48,243 in accrued interest payable. Also, assets and shareholders equity were decreased by $85,981 due to an increase in net unrealized loss on securities available for sale.

     Nonperforming loans as of March 31, 1997 were $1,150,993 compared to $1,555,717 as of Dec. 31, 1996. The nonaccrual loans decreased by $172,058; so did the ninety days or more past due by $232,666 as compared to Dec. 31, 1996. The nonperforming loans as a percent of loans, net of unearned income, was .88% at March 31, 1997 compared to 1.17% at December 31, 1996.

     The allowance for loan losses was $1,610,547 as of March 31, 1997 compared to $1,549,579 as of March 31, 1996. The ratio of the allowance for possible losses to loans, net of unearned income, increased to 1.23% as of March 31, 1997 compared to 1.21% as of March 31, 1996. Management regularly reviews the level of the allowance for possible loan losses and is of the opinion that it is adequate at March 31, 1997.



Results of Operations

     In the first quarter ended March 31, 1997, net income decreased by $71,346 which represented a decrease of 9.89% over the first quarter income of 1996. Net interest income increased by $7,748 or .36% as a result of an increase of $134,498 or 3.51% in interest income and an increase of $126,750 or 7.68% in interest expense. The provision for loan losses increased by $45,000 or 75%. Other income decreased by $1,532 or .22% while other expenses increased by $104,322 or 6.21%. The income tax provision decreased by $71,760 or 17.97%.

Capital Adequacy

     The Company and the Bank must maintain certain levels of capitalization as prescribed by the various regulators. The Company and the Bank must maintain minimum amounts of capital to total "risk weighted" assets, as outlined under the regulators' 1992 risk-based capital guidelines. The Company and the Bank are required to have minimum Tier I and total capital ratios of 4% and 8%, respectively. The actual ratios at March 31, 1997, were 12.28% and 13.45% (Company) and 11.64% and 12.81% (Bank), respectively. The Company and the Bank's leverage ratios at March 31, 1997, were 8.08% and 7.64%, respectively. The minimum required leverage ratio is 3%-5% with an internal target ratio set at 6% by management.

     The main source of capital expansion for the Company and the Bank continues to be the retention of earnings. However, if the need arises again, the Company can use its borrowing ability to inject needed capital into the Bank. The net change in stockholders' equity of $369,351 in the first three months was the result of the retention of earnings offset by an increase of the unrealized loss on securities available for sale. At the present time, there are no planned capital expenditures which would materially restrict capital growth.


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




                                            MERCHANTS CAPITAL CORPORATION



Date  May 13, 1997                          /s/ JOEL H. HORTON
    ----------------------                  -----------------------------
                                                    (Signature)

                                            Joel H. Horton
                                            President and Chief Operating
                                            Officer



Date  May 13, 1997                          /s/ JAMES R. WILKERSON, JR.
    ---------------------                   -----------------------------
                                                     (Signature)

                                            James R. Wilkerson, Jr.
                                            Secretary

                               INDEX TO EXHIBITS

EXHIBIT
NUMBER                             DESCRIPTION
-------                            -----------

  27            Financial Data Schedule