Form 10QSB
period 1997-06-30
MERCHANTS CAPITAL CORP /MS/
filed 1997-08-13
CIK 357065

                   U.S. SECURITIES AND EXCHANGE COMMISSION

                          Washington,  D. C.  20549


                                 FORM  10-QSB


              Quarterly Report Under Section 13 or 15 (d) of the
                       Securities Exchange Act of 1934

 For Quarter ended     June 30, 1997   COMMISSION FILE NUMBER      0-10898
                     ------------------                            ---------



                        MERCHANTS CAPITAL CORPORATION
                        ------------------------------
              (Exact name of registrant as specified in charter)


           MISSISSIPPI                                       64-0655603
 --------------------------------                        -------------------
 (State or other jurisdiction of                          (I.R.S. Employer
 incorporation or organization)                          Identification No.)


 820 South Street                                                   39180
 Vicksburg, Mississippi                                         ------------
 --------------------------                                      (Zip Code)
 (address of principal executive offices)

Registrant's telephone number, including area code              (601) 636-3752
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

742,651 common shares were outstanding as of June 30, 1997.

                 MERCHANTS CAPITAL CORPORATION

                           INDEX

                                                                         Page
                                                                         Number
Part 1.  Financial Information


  Item 1.  Financial Statements
           Consolidated Statements of Financial Condition                    3
           June 30, 1997 (Unaudited) and December 31, 1996
           (Unaudited)


           Consolidated Statements of Income, Three Months                   4
           Ended and Six Months Ended June 30, 1997 and 1996
           (Unaudited)


           Consolidated Statements of Changes in Stockholders'               5
           Equity, Six Months Ended June 30, 1997 and 1996
           (Unaudited)


           Consolidated Statements of Cash Flows                             6
           Six Months Ended June 30, 1997 and 1996
           (Unaudited)


           Notes to Consolidated Financial Statements                        7
           (Unaudited)


  Item 2.  Management's Discussion and Analysis of Financial                 9
           Condition and Results of Operations


Part 2.  Other Information


  Item 1.  Legal Proceedings                                                10


  Item 6.  Exhibits and Reports on Form 8-K                                 10



                           MERCHANTS CAPITAL CORPORATION
                    CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION



                                                  June 30, 1997   Dec. 31, 1996
                                                    (Unaudited)    (Unaudited)
                                                 ---------------  -------------
ASSETS:

Cash & due from banks                              $  9,570,189   $ 10,305,656
Federal funds sold                                         -        16,080,078
Investment securities:
  Available-for-sale                                 64,242,110     42,913,870
Loans - net                                         130,501,468    130,863,866
Bank premises & equipment - net                       2,652,110      2,752,777
Other real estate                                        56,349        128,849
Accrued interest receivable                           1,923,157      1,760,153
Other assets                                            819,451        756,134
Premium paid on purchased assets &
deposits less amortization                              476,900        501,467
                                                   -------------  -------------
    TOTAL ASSETS                                   $210,241,734   $206,062,850
                                                   =============  =============

LIABILITIES & STOCKHOLDERS' EQUITY

LIABILITIES:
Deposits:
  Non-interest bearing deposits                    $ 20,194,977   $ 22,434,563
  Interest bearing deposits                         156,522,486    154,834,160
                                                   -------------  -------------
    Total Deposits                                  176,717,463    177,268,723

Securities Sold Under Repurchase Agreement           14,047,118      9,811,858
Accrued interest payable                                814,742        822,785
Accrued taxes and other liabilities                     631,362      1,155,095
                                                   -------------  -------------
    TOTAL LIABILITIES                               192,210,685    189,058,461

STOCKHOLDERS' EQUITY:
Common stock, $5 par value per share:
  Authorized - 1,000,000 shares
  Issued & outstanding 742,651 shares                 3,713,255      3,537,580
Additional paid-in capital                           13,877,419     12,823,369
Unrealized gain (loss) on securities AFS                 52,643         46,924
Retained earnings                                       387,732        596,516
                                                   -------------  -------------
    TOTAL STOCKHOLDERS' EQUITY                       18,031,049     17,004,389
                                                   -------------  -------------
    TOTAL LIABILITIES and STOCKHOLDERS' EQUITY     $210,241,734   $206,062,850
                                                   =============  =============

                       See notes to consolidated financial statements.

                        MERCHANTS CAPITAL CORPORATION
                      CONSOLIDATED STATEMENTS OF INCOME
                               (UNAUDITED)


                                                        Three Months Ended            Six Months Ended
                                                            June 30,                      June 30,
                                                         1997           1996         1997          1996
                                                  -------------  -------------  ------------    ----------
Interest Income:
  Interest and fees on loans                         $3,141,746     $3,073,273    $6,165,330    $6,082,614
  Interest on investment securities
    Taxable interest income                             858,695        717,007     1,641,001     1,394,456
    Interest income exempt from
      federal income taxes                               44,745         48,858        91,599        99,494
  Interest on federal funds sold                        113,592         88,509       224,356       180,092
                                                   -------------  -------------  ------------  ------------
     TOTAL INTEREST INCOME                            4,158,778      3,927,647     8,122,286     7,756,656

Interest Expense:
  Interest on deposits                                1,681,500      1,662,487     3,311,399     3,232,525
  Interest on fed funds pur & sec sold u/repo           173,337         81,748       320,927       162,448
                                                   -------------  -------------  --------------------------
     TOTAL INTEREST EXPENSE                           1,854,837      1,744,235     3,632,326     3,394,973
                                                   -------------  -------------  --------------------------
     NET INTEREST INCOME                              2,303,941      2,183,412     4,489,960     4,361,683
Provision for loan losses                               105,000         80,000       210,000       140,000
                                                   -------------  -------------  --------------------------
    NET INTEREST INCOME AFTER
    PROVISION FOR LOAN LOSSES                         2,198,941      2,103,412     4,279,960     4,221,683
Other Income:
  Service charges on deposits                           408,538        382,439       789,193       749,877
  Trust service income                                  114,680         95,583       218,053       202,608
  Insurance premium and commissions                     153,036        155,103       289,292       284,985
  Other                                                  57,891         52,070       119,254       130,904
                                                   -------------  -------------  --------------------------
    TOTAL OTHER INCOME                                  734,145        685,195     1,415,792     1,368,374
Other Expenses:
  Salaries                                              780,272        788,567     1,563,608     1,525,466
  Employee benefits                                     168,909        157,606       360,488       354,757
  Net occupancy expense                                 119,126        134,477       250,346       269,584
  Equipment expense                                     144,798        138,017       279,259       276,214
  Other                                                 624,857        529,398     1,169,412     1,002,873
                                                   -------------  -------------  --------------------------
    TOTAL OTHER EXPENSES                              1,837,962      1,748,065     3,623,113     3,428,894
                                                   -------------  -------------  --------------------------
    INCOME BEFORE INCOME TAXES                        1,095,124      1,040,542     2,072,639     2,161,163
    INCOME TAX PROVISION                                298,292        336,061       625,908       735,437
                                                   -------------  -------------  --------------------------
    NET INCOME                                         $796,832       $704,481    $1,446,731    $1,425,726
                                                   =============  =============  ==========================

Basic earnings per common share (Note 5)                  $1.07          $0.95         $1.95         $1.92
Diluted earnings per common share (Note 5)                $1.07          $0.95         $1.95         $1.92
Dividends per common share                                $0.30          $0.26         $0.56         $0.49
Average number of shares of common
  stock outstanding                                     742,651        742,651       742,651       742,651



                      See notes to consolidated financial statements.

                         MERCHANTS CAPITAL CORPORATION
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                    SIX MONTHS ENDED JUNE 30, 1997 AND 1996
                                   (Unaudited)


                                                     Additional    Unrealized
                                       Common          Paid-In    Gain (Loss)      Retained
                                        Stock          Capital    on Sec. AFS      Earnings       Total
                                     ------------  -------------  -------------  ------------  ------------

BALANCE, January 1, 1996              $3,370,270    $11,852,971        ($8,133)     $222,107   $15,437,215

  Net income                                                                       1,425,726     1,425,726

  Cash dividends declared
     (.49 per share)                                                                (363,080)     (363,080)

  Stock dividend (5%)                    167,310        970,398                   (1,137,708)         -

  Fractional shares
    purchased (240.7 shares
    @34.00 per share)                                                                 (8,184)       (8,184)

  Unrealized gain (loss)
     on securities AFS                                                 (98,174)                    (98,174)

                                     ------------  -------------  -------------  ------------  ------------
BALANCE, June 30, 1996                $3,537,580    $12,823,369      ($106,307)     $138,861   $16,393,503
                                     ============  =============  =============  ============  ============




BALANCE, January 1, 1997              $3,537,580    $12,823,369        $46,924      $596,516   $17,004,389

  Net income                                                                       1,446,731     1,446,731

  Cash dividends declared
     (.56 per share)                                                                (417,362)     (417,362)

  Stock dividend (5%)                    175,675      1,054,050                   (1,229,725)         -

  Fractional shares
    purchased (240.8 shares
    @35.00 per share)                                                                 (8,428)       (8,428)

  Unrealized gain (loss)
     on securities AFS                                                   5,719                       5,719

                                     ------------  -------------  -------------  ------------  ------------
BALANCE, June 30, 1997                $3,713,255    $13,877,419        $52,643      $387,732   $18,031,049
                                     ============  =============  =============  ============  ============



                See notes to consolidated financial statements.

                         MERCHANTS CAPITAL CORPORATION
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                                        Six Months Ended
                                                                            June 30,
                                                                  ---------------------------
                                                                       1997          1996
                                                                  -------------  ------------
OPERATING ACTIVITIES:
Net income                                                          $1,446,731    $1,425,726
Adjustments to reconcile net income to net cash
  provided by operating activities:
  Provision for loan losses                                            210,000       140,000
  Provision for depreciation and amortization                          234,076       232,379
  Net accretion on AFS securities                                     (400,704)      (41,088)
  Gain on sale of securities                                           (12,309)         -
  Gain on sale of real estate                                          (13,535)      (17,626)
  Increase in accrued interest receivable                             (163,004)     (214,079)
  Decrease (increase) in other assets                                   19,062      (140,527)
  Decrease in accrued interest payable                                  (8,043)      (38,520)
  Decrease in taxes and other liabilities                             (198,203)     (181,838)
                                                                  -------------  ------------
    NET CASH PROVIDED BY OPERATING ACTIVITIES                        1,114,071     1,164,427
                                                                  -------------  ------------
INVESTING ACTIVITIES:
Decrease in federal funds sold                                      16,080,078     2,737,148
Purchase of investment securities-AFS                              (52,455,867)  (14,777,789)
Proceeds from maturities of investment securities-AFS               29,565,309    15,845,360
Proceeds from sales of investment securities-AFS                       789,125          -
Prepayments on mortgage backed securities                            1,195,581     1,203,630
Net decrease (increase) in loans                                       152,398    (4,867,039)
Purchases of premises and equipment                                   (108,842)     (357,674)
                                                                  -------------  ------------
    NET CASH USED BY INVESTING ACTIVITIES                           (4,782,218)     (216,364)
                                                                  -------------  ------------
FINANCING ACTIVITIES:
Net decrease in deposits                                              (551,260)      (66,168)
Cash dividends paid                                                   (742,892)     (674,054)
Payment of fractional shares from stock dividend                        (8,428)       (8,184)
Net increase (decrease) in Sec. sold-repurchase agreement            4,235,260       (51,104)
                                                                  -------------  ------------
    NET CASH PROVIDED (USED) BY FINANCING ACTIVITIES                 2,932,680      (799,510)
                                                                  -------------  ------------
(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                      (735,467)      148,553

CASH AND CASH EQUIVALENTS AT THE BEGINNING OF THE YEAR              10,305,656     8,342,193
                                                                  -------------  ------------
CASH AND CASH EQUIVALENTS AT END OF YEAR                            $9,570,189    $8,490,746
                                                                  =============  ============

SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Dividends declared but not paid                                       $222,795      $194,567
Total increase in unrealized gain (loss) on securities
available for sale net of deferred taxes                                $5,719      ($98,174)


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

     The consolidated financial statements have been prepared by the Company without an audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of their operations and their cash flows as of June 30, 1997, and for all periods presented have been made.

     Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The results of operations for the periods ended June 30, 1997, are not necessarily indicative of operating results for the full year. It is suggested these financial statements be read in conjunction with the Company's Annual Report and proxy statements filed with its Form 10-KSB for the year ended December 31, 1996.


2. Nonperforming Assets

     Nonperforming assets at June 30, 1997 and December 31, 1996, were as follows:

                                                       6-30-97       12-31-96
                                                   -------------  -------------
         Nonaccrual loans                              $558,520     $1,078,368
         Ninety days or more past due                   424,870        477,349
                                                   -------------  -------------
         Total nonperforming loans                     $983,390     $1,555,717

         Other real estate owned (net)                   56,349        128,849
                                                   -------------  -------------
         Total nonperforming assets                  $1,039,739     $1,684,566
                                                   =============  =============


         Nonperforming loans as a
         percent of loans, net of
         unearned interest                                 0.74%          1.17%


3. Allowance for Loan Losses

     The following table reflects the transactions in the allowance for loan losses for the six month periods ended June 30, 1997 and 1996:

                                                        1997           1996
                                                   -------------  -------------
         Balance at beginning of year                $1,545,820     $1,687,643
         Adjustment for discounted loans                 -             220,803
                                                   -------------  -------------
         Restated balance at the beg. of year        $1,545,820     $1,466,840

         Provision charged to operations                210,000        140,000
         Charge offs                                   (250,995)      (228,110)
         Recoveries                                     156,620        173,214
                                                   -------------  -------------
         Balance at end of period                    $1,661,445     $1,551,944
                                                   =============  =============

         Allowance for loan losses as a
         percent of loans, net of unearned
         interest                                          1.26%          1.17%


4. Recent Accounting Pronouncements

     The Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings per Share", which becomes effective for periods ending after December 15, 1997. This statement requires companies to present two types of earnings per share: "basic" and "diluted". It's predecessor APB Opinion 15, only required companies with simple capital structures to present earnings per common share and companies with complex capital structures to present both the primary and fully diluted EPS.

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

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operation

Changes In Financial Position and Liquidity

     In the six months ended June 30, 1997, assets increased by $4,178,884 or 2.03%. This resulted from increases of $21,328,240 in investment securities, $163,004 in accrued interest receivable, and $63,317 in other assets. These increases were offset by decreases of $735,467 in cash and due from banks, $16,080,078 in federal funds sold, $362,398 in net loans, $100,667 in bank premises and equipment, $72,500 in other real estate, and $24,567 in premium paid on purchased assets and deposits. The increase in assets was also a result of net increases of $4,235,260 in securities sold under repurchase agreement. This increase was offset by a decrease of $551,260 in deposits, $8,043 in accrued interest payable, $198,203 in accrued taxes and other liabilities, and $208,784 in retained earnings resulting from year-to-date net income of $1,446,731 less cash dividends declared of $417,362 less 5% stock dividend of $1,238,153. Also, assets and shareholders equity were increased by $5,719 due to an increase in net unrealized gain on securities available for sale.

     Nonperforming loans as of June 30, 1997 were $983,390 compared to $1,555,717 as of Dec. 31, 1996. The nonaccrual loans decreased by $519,848; so did the ninety days or more past due by $52,479 as compared to Dec. 31, 1996. The nonperforming loans as a percent of loans, net of unearned income, was .74% at June 30, 1997 compared to 1.17% at December 31, 1996.

     The allowance for loan losses was $1,661,445 as of June 30, 1997 compared to $1,551,944 as of June 30, 1996. The ratio of the allowance for possible losses to loans, net of unearned income, increased to 1.26% as of June 30, 1997 compared to 1.17% as of June 30, 1996. Management regularly reviews the level of the allowance for possible loan losses and is of the opinion that it is adequate at June 30, 1997.


Results of Operations

     In the second quarter ended June 30, 1997, net income increased by $92,351 which represented an increase of 13.11% over the second quarter income of 1996. Net interest income increased by $120,529 or 5.52% as a result of an increase of $231,131 or 5.88% in interest income and an increase of $110,602 or 6.34% in interest expense. The provision for loan losses increased by $25,000 or 31.25%. Other income increased by $48,950 or 7.14%; so did other expenses by $89,897 or 5.14%. The income tax provision decreased by $92,351 or 13.11%.

     The six months ended June 30, 1997, resulted in an increase of $21,005 or 1.47% in net income in comparison with the first six months of 1996. The net interest income increased $128,277 or 2.94% as a result of an increase of $365,630 or 4.71% in interest income and $237,353 or 6.99% in interest expense. The provision for loan losses increased by $70,000 or 50%. Other income increased by $47,418 or 3.47%, so did other expenses for $194,219 or 5.66%. The income tax provision decreased by $109,529 or 14.89%.


Capital Adequacy

     The Company and the Bank must maintain certain levels of capitalization as prescribed by the various regulators. The Company and the Bank must maintain minimum amounts of capital to total "risk weighted" assets, as outlined under the regulators' 1992 risk-based capital guidelines. The Company and the Bank are required to have minimum Tier I and total capital ratios of 4% and 8%, respectively. The actual ratios at June 30, 1997, were 12.61% and 13.81% (Company) and 11.75% and 12.95% (Bank), respectively. The Company and the Bank's leverage ratios at June 30, 1997, were 8.28% and 7.72%, respectively. The minimum required leverage ratio is 3%-5% with an internal target ratio set at 6% by management.

     The main source of capital expansion for the Company and the Bank continues to be the retention of earnings. However, if the need arises again, the Company can use its borrowing ability to inject needed capital into the Bank. The net change in stockholders' equity of $1,026,660 in the first six months was the result of the retention of earnings and an increase of the unrealized gain on securities available for sale. At the present time, there are no planned capital expenditures which would materially restrict capital growth.


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





Date     August 14, 1997               /s/ Joel H. Horton
         -----------------           --------------------------------
                                                  (Signature)

                                        Joel H. Horton
                                        President and Chief Operating
                                        Officer



Date     August 14, 1997               /s/ James R. Wilkerson, Jr.
         -----------------           --------------------------------
                                                  (Signature)

                                        James R. Wilkerson, Jr.
                                        Secretary

                               INDEX TO EXHIBITS


EXHIBIT
NUMBER                              EXHIBIT
-------                             -------

  27                Financial Data Schedule