Form 10QSB
period 1997-09-30
MERCHANTS CAPITAL CORP /MS/
filed 1997-11-13
CIK 357065

                    U.S. SECURITIES AND EXCHANGE COMMISSION

                            Washington, D. C. 20549


                                  FORM 10-QSB


               Quarterly Report Under Section 13 or 15 (d) of the
                        Securities Exchange Act of 1934

For Quarter ended   September 30, 1997     COMMISSION FILE NUMBER      0-10898
                    ------------------                                 -------



                         MERCHANTS CAPITAL CORPORATION
                         -----------------------------
               (Exact name of registrant as specified in charter)


         MISSISSIPPI                                              64-0655603
-------------------------------                              -------------------
(State or other jurisdiction of                               (I.R.S. Employer
incorporation or organization)                               Identification No.)


 820 South Street
 Vicksburg, Mississippi                                              39180
----------------------------------------                         --------------
(address of principal executive offices)                           (Zip Code)


Registrant's telephone number, including area code  (601) 636-3752
                                                    --------------

                             Not Applicable
--------------------------------------------------------------------------------
Former name, former address and former fiscal year; if changed since last report

Indicate by check mark whether the registrants (1) has filed all reports required to be filed by Sections 13 or 15 (d) of the Securities Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.  YES   X    NO

742,651 common shares were outstanding as of September 30, 1997.

                         MERCHANTS CAPITAL CORPORATION

                                     INDEX

                                                                           Page
                                                                           Number


Part 1.  Financial Information


  Item 1.  Financial Statements
           Consolidated Statements of Financial Condition                      3
           September 30, 1997 (Unaudited) and December 31, 1996
           (Unaudited)


           Consolidated Statements of Income, Three Months                     4
           Ended and Nine Months Ended September 30, 1997 and
           1996 (Unaudited)


           Consolidated Statements of Changes in Stockholders'                 5
           Equity, Nine Months Ended September 30, 1997 and
           1996 (Unaudited)


           Consolidated Statements of Cash Flows                               6
           Nine Months Ended September 30, 1997 and 1996
           (Unaudited)


           Notes to Consolidated Financial Statements                          7
           (Unaudited)


  Item 2.  Management's Discussion and Analysis of Financial                   9
           Condition and Results of Operations


Part 2.  Other Information


  Item 1.  Legal Proceedings                                                  10


  Item 6.  Exhibits and Reports on Form 8-K                                   10

                         MERCHANTS CAPITAL CORPORATION
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION


                                                     Sept. 30, 1997       Dec. 31, 1996
                                                      (Unaudited)          (Unaudited)
                                                      ------------        ------------
ASSETS:
Cash & due from banks                                   $9,391,837         $10,305,656
Federal funds sold                                       5,829,012          16,080,078
Investment securities:
  Available-for-sale                                    60,779,710          42,913,870
Loans - net                                            135,889,942         130,863,866
Bank premises & equipment - net                          2,608,927           2,752,777
Other real estate                                          125,995             128,849
Accrued interest receivable                              2,100,617           1,760,153
Other assets                                               830,512             756,134
Premium paid on purchased assets &
deposits less amortization                                 464,617             501,467
                                                      ------------        ------------
    TOTAL ASSETS                                      $218,021,169        $206,062,850
                                                      ============        ============

LIABILITIES & STOCKHOLDERS' EQUITY

LIABILITIES:
Deposits:
  Non-interest bearing deposits                        $23,347,132         $22,434,563
  Interest bearing deposits                            160,251,243         154,834,160
                                                      ------------        ------------
    Total Deposits                                     183,598,375         177,268,723

Securities Sold Under Repurchase Agreement              14,447,565           9,811,858
Accrued interest payable                                   782,788             822,785
Accrued taxes and other liabilities                        745,096           1,155,095
                                                      ------------        ------------
    TOTAL LIABILITIES                                  199,573,824         189,058,461

STOCKHOLDERS' EQUITY:
Common stock, $5 par value per share:
  Authorized - 1,000,000 shares
  Issued & outstanding 742,651 shares                    3,713,255           3,537,580
Additional paid-in capital                              13,877,419          12,823,369
Unrealized gain (loss) on securities AFS                     5,125              46,924
Retained earnings                                          851,546             596,516
                                                      ------------        ------------
    TOTAL STOCKHOLDERS' EQUITY                          18,447,345          17,004,389
                                                      ------------        ------------
    TOTAL LIABILITIES and STOCKHOLDERS' EQUITY        $218,021,169        $206,062,850
                                                      ============        ============

                See notes to consolidated financial statements.

                         MERCHANTS CAPITAL CORPORATION
                       CONSOLIDATED STATEMENTS OF INCOME
                                  (UNAUDITED)

                                                          Three Months Ended                  Nine Months Ended
                                                            September 30,                        September 30,
                                                        1997              1996               1997              1996
                                                     ----------------------------        ------------------------------
Interest Income:
  Interest and fees on loans                         $3,224,379        $3,122,373         $9,389,709         $9,204,986
  Interest on investment securities
    Taxable interest income                             859,346           655,099          2,500,347          2,049,555
    Interest income exempt from
      federal income taxes                               43,540            48,030            135,139            147,525
  Interest on federal funds sold                         85,992           112,555            310,348            292,647
                                                     ----------------------------        ------------------------------
     TOTAL INTEREST INCOME                            4,213,257         3,938,057         12,335,543         11,694,713

Interest Expense:
  Interest on deposits                                1,676,933         1,646,993          4,988,332          4,879,518
  Interest on fed funds pur & sec sold u/repo           168,768           105,128            489,695            267,576
                                                     ----------------------------        ------------------------------
     TOTAL INTEREST EXPENSE                           1,845,701         1,752,121          5,478,027          5,147,094
                                                     ----------------------------        ------------------------------
     NET INTEREST INCOME                              2,367,556         2,185,936          6,857,516          6,547,619
Provision for loan losses                               105,000            90,000            315,000            230,000
                                                     ----------------------------        ------------------------------
    NET INTEREST INCOME AFTER
    PROVISION FOR LOAN LOSSES                         2,262,556         2,095,936          6,542,516          6,317,619
Other Income:
  Service charges on deposits                           408,245           387,896          1,197,438          1,137,773
  Trust service income                                  148,391           104,482            366,444            307,090
  Insurance premium and commissions                     136,754           128,872            426,046            413,857
  Other                                                  49,580            54,149            168,833            185,054
                                                     ----------------------------        ------------------------------
    TOTAL OTHER INCOME                                  742,970           675,399          2,158,761          2,043,774
Other Expenses:
  Salaries                                              764,730           795,673          2,328,338          2,321,139
  Employee benefits                                     142,870           158,339            503,358            513,096
  Net occupancy expense                                 134,459           148,886            384,805            418,469
  Equipment expense                                     146,758           132,542            426,017            408,757
  Other                                                 632,815           628,874          1,802,226          1,631,748
                                                     ----------------------------        ------------------------------
    TOTAL OTHER EXPENSES                              1,821,632         1,864,314          5,444,744          5,293,209
                                                     ----------------------------        ------------------------------
    INCOME BEFORE INCOME TAXES                        1,183,894           907,021          3,256,533          3,068,184
    INCOME TAX PROVISION                                497,285           355,033          1,123,193          1,090,470
                                                     ----------------------------        ------------------------------
    NET INCOME                                         $686,609          $551,988         $2,133,340         $1,977,714
                                                     ============================        ==============================

Basic earnings per common share (Note 5)                  $0.92             $0.74              $2.87              $2.66
Diluted earnings per common share (Note 5)                $0.92             $0.74              $2.87              $2.66
Dividends per common share                                $0.30             $0.26              $0.86              $0.75
Average number of shares of common
  stock outstanding                                     742,651           742,651            742,651            742,651



                See notes to consolidated financial statements.
                                       4

                         MERCHANTS CAPITAL CORPORATION
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                 NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996
                                 (Unaudited)



                                                        Additional          Unrealized
                                     Common              Paid-In            Gain (Loss)        Retained
                                      Stock              Capital            on Sec. AFS        Earnings            Total
                                   -----------         ------------         -----------        --------         -----------
BALANCE, January 1, 1996            $3,370,270          $11,852,971            $(8,133)         $222,107        $15,437,215

  Net income                                                                                   1,977,714          1,977,714

  Cash dividends declared
     (.75 per share)                                                                            (557,647)          (557,647)

  Stock dividend (5%)                  167,310              970,398                           (1,137,708)                --

  Fractional shares
    purchased (240.7 shares
    @34.00 per share)                                                                             (8,184)            (8,184)

  Unrealized gain (loss)
     on securities AFS                                                         (70,139)                             (70,139)
                                    ----------          -----------           --------          --------        -----------
BALANCE, September 30, 1996         $3,537,580          $12,823,369           $(78,272)         $496,282        $16,778,959
                                    ==========          ===========           ========          ========        ===========




BALANCE, January 1, 1997            $3,537,580          $12,823,369             $46,924         $596,516        $17,004,389

  Net income                                                                                   2,133,340          2,133,340

  Cash dividends declared
     (.86 per share)                                                                            (640,157)          (640,157)

  Stock dividend (5%)                  175,675            1,054,050                           (1,229,725)                --

  Fractional shares
    purchased (240.8 shares
    @35.00 per share)                                                                             (8,428)            (8,428)

  Unrealized gain (loss)
     on securities AFS                                                          (41,799)                            (41,799)
                                    ----------          -----------           ---------         --------        -----------
BALANCE, September 30, 1997         $3,713,255          $13,877,419              $5,125         $851,546        $18,447,345
                                    ==========          ===========           =========         ========        ===========


                See notes to consolidated financial statements.

                         MERCHANTS CAPITAL CORPORATION
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                                         Nine Months Ended
                                                                           September 30,
                                                                ---------------------------------
                                                                     1997                 1996
                                                                 -----------          -----------
OPERATING ACTIVITIES:
Net income                                                        $2,133,340           $1,977,714
Adjustments to reconcile net income to net
  cash provided by operating activities:
  Provision for loan losses                                          315,000              230,000
  Provision for depreciation and amortization                        347,766              349,471
  Net accretion on AFS securities                                   (508,782)             (78,606)
  Gain on sale of securities                                         (18,639)                  --
  Gain on sale of real estate                                        (14,777)             (30,443)
  Increase in accrued interest receivable                           (340,464)            (165,737)
  Increase in other assets                                           (30,023)             (36,914)
  Decrease in accrued interest payable                               (39,997)             (75,392)
  (Decrease) increase in taxes and other liabilities                 (84,469)              43,384
                                                                 -----------          -----------
    NET CASH PROVIDED BY OPERATING ACTIVITIES                      1,758,955            2,213,477
                                                                 -----------          -----------
INVESTING ACTIVITIES:
Decrease (increase) in federal funds sold                         10,251,066             (922,323)
Purchase of investment securities-AFS                            (73,920,414)         (25,683,557)
Proceeds from maturities of investment securities-AFS             47,627,735           21,651,727
Proceeds from sales of investment securities-AFS                   6,783,187                   --
Prepayments on mortgage backed securities                          2,102,550            1,767,448
Increase in loans                                                 (5,341,076)          (4,886,919)
Purchases of premises and equipment                                 (167,066)            (476,193)
                                                                 -----------          -----------
    NET CASH USED BY INVESTING ACTIVITIES                        (12,664,018)          (8,549,817)
                                                                 -----------          -----------
FINANCING ACTIVITIES:
Net increase in deposits                                           6,329,652            5,413,795
Cash dividends paid                                                 (965,687)            (868,621)
Payment of fractional shares from stock dividend                      (8,428)              (8,184)
Net increase in Sec. sold-repurchase agreement                     4,635,707            1,848,105
                                                                 -----------          -----------
    NET CASH PROVIDED BY FINANCING ACTIVITIES                      9,991,244            6,385,095
                                                                 -----------          -----------
(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                    (913,819)              48,755

CASH AND CASH EQUIVALENTS AT THE BEGINNING OF THE YEAR            10,305,656            8,342,193
                                                                 -----------         ------------
CASH AND CASH EQUIVALENTS AT END OF YEAR                          $9,391,837           $8,390,948
                                                                 ===========          ===========

SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Dividends declared but not paid                                     $222,795             $194,567
Total decrease in unrealized gain on securities
available for sale net of deferred taxes                             $41,799
Total increase in unrealized loss on securities
available for sale net of deferred taxes                                                  $70,139


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

     The consolidated financial statements have been prepared by the Company without an audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of their operations and their cash flows as of September 30, 1997, and for all periods presented have been made.

     Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The results of operations for the periods ended September 30, 1997, are not necessarily indicative of operating results for the full year. It is suggested these financial statements be read in conjunction with the Company's Annual Report and proxy statements filed with its Form 10-KSB for the year ended December 31, 1996.

2. Nonperforming Assets

     Nonperforming assets at September 30, 1997 and December 31, 1996, were as follows:

                                       9-30-97           12-31-96
                                     ----------         ----------
Nonaccrual loans                     $  530,084         $1,078,368
Ninety days or more past due            511,924            477,349
                                     ----------         ----------
Total nonperforming loans            $1,042,008         $1,555,717

Other real estate owned (net)           125,995            128,849
                                     ----------         ----------
Total nonperforming assets           $1,168,003         $1,684,566
                                     ==========         ==========


Nonperforming loans as a
percent of loans, net of
unearned interest                          0.76%              1.17%


3. Allowance for Loan Losses

     The following table reflects the transactions in the allowance for loan losses for the nine month periods ended September 30, 1997 and 1996:

                                                1997                 1996
                                             ----------           ----------
Balance at beginning of year                 $1,545,820           $1,687,643
Adjustment for discounted loans                      --              220,803
                                             ----------           ----------
Restated balance at the beg. of year         $1,545,820           $1,466,840

Provision charged to operations                 315,000              230,000
Charge offs                                    (414,456)            (355,049)
Recoveries                                      215,489              227,711
                                             ----------           ----------
Balance at end of period                     $1,661,853           $1,569,502
                                             ==========           ==========

Allowance for loan losses as a
percent of loans, net of unearned
interest                                           1.21%                1.19%


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

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operation

Changes In Financial Position and Liquidity

     In the nine months ended September 30, 1997, assets increased by $11,958,319 or 5.8%. This resulted from increases of $17,865,840 in investment securities, $5,026,076 in net loans, $340,464 in accrued interest receivable, and $74,378 in other assets. These increases were offset by decreases of $913,819 in cash and due from banks, $10,251,066 in federal funds sold, $143,850 in bank premises and equipment, $2,854 in other real estate, and $36,850 in premium paid on purchased assets and deposits. The increase in assets was also a result of net increases of $6,329,652 in deposits, $4,635,707 in securities sold under repurchase agreement, and $255,030 in retained earnings. This increase in retained earnings was due to $2,133,340 from year-to-date net income reduced by $640,157 in cash dividends declared and 5% stock dividend of $1,238,153. The increase in liabilities and stockholders' equity was offset by a decreases of $39,997 in accrued interest payable and $409,999 in accrued taxes and other liabilities. Also, assets and stockholders' equity were decreased by $41,799 due to a decrease in net unrealized gain on securities available for sale.

     Nonperforming loans as of September 30, 1997 were $1,042,008 compared to $1,555,717 as of Dec. 31, 1996. The nonaccrual loans decreased by $548,284 while the ninety days or more past due increased by $34,575 as compared to Dec. 31, 1996. The nonperforming loans as a percent of loans, net of unearned income, was .76% at September 30, 1997 compared to 1.17% at December 31, 1996.

     The allowance for loan losses was $1,661,853 as of September 30, 1997 compared to $1,569,502 as of September 30, 1996. The ratio of the allowance for possible losses to loans, net of unearned income, increased to 1.21% as of September 30, 1997 compared to 1.19% as of September 30, 1996. Management regularly reviews the level of the allowance for possible loan losses and is of the opinion that it is adequate at September 30, 1997.


Results of Operations

     In the third quarter ended September 30, 1997, net income increased by $134,621 which represented an increase of 24.39% over the third quarter income of 1996. Net interest income increased by $181,620 or 8.31% as a result of an increase of $275,200 or 6.99% in interest income and an increase of $93,580 or 5.34% in interest expense. The provision for loan losses increased by $15,000 or 16.67%. Other income increased by $67,571 or 10.0% while other expenses decreased by $42,682 or 2.29%. The income tax provision increased by $142,252 or 40.07%.

     The nine months ended September 30, 1997, resulted in an increase of $155,626 or 7.87% in net income in comparison with the first nine months of 1996. The net interest income increased $309,897 or 4.73% as a result of an increase of $640,830 or 5.48% in interest income and $330,933 or 6.43% in interest expense. The provision for loan losses increased by $85,000 or 36.96%. Other income increased by $114,987 or 5.63%, so did other expenses by $151,535 or 2.86%. The income tax provision increased by $32,723 or 3.0%.



Capital Adequacy

     The Company and the Bank must maintain certain levels of capitalization as prescribed by the various regulators. The Company and the Bank must maintain minimum amounts of capital to total "risk weighted" assets, as outlined under the regulators' 1992 risk-based capital guidelines. The Company and the Bank are required to have minimum Tier I and total capital ratios of 4% and 8%, respectively. The actual ratios at September 30, 1997, were 12.46% and 13.61% (Company) and 11.48% and 12.63% (Bank), respectively. The Company and the Bank's leverage ratios at September 30, 1997, were 8.20% and 7.83%, respectively. The minimum required leverage ratio is 3%-5% with an internal target ratio set at 6% by management.

     The main source of capital expansion for the Company and the Bank continues to be the retention of earnings. However, if the need arises again, the Company can use its borrowing ability to inject needed capital into the Bank. The net change in stockholders' equity of $1,442,956 in the first nine months was the result of the retention of earnings offset by a decrease of the unrealized gain on securities available for sale. At the present time, there are no planned capital expenditures which would materially restrict capital growth.


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




                                                  MERCHANTS CAPITAL CORPORATION
                                                  ------------------------------





Date  November 13, 1997                           /s/ Howell N. Gage
      -------------------                         ------------------------------
                                                            (Signature)
                                                     Howell N. Gage
                                                     Chairman of the Board and
                                                     Chief Executive Officer



Date  November 13, 1997                           /s/ James R. Wilkerson, Jr.
      -------------------                         ------------------------------
                                                            (Signature)
                                                     James R. Wilkerson, Jr.
                                                     Secretary

                               INDEX TO EXHIBITS


EXHIBIT
NUMBER                        DESCRIPTION
------                        -----------
  27                   Financial Data Schedule