Form 10KSB
period 1997-12-31
MERCHANTS CAPITAL CORP /MS/
filed 1998-03-24
CIK 357065

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

              ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF SECURITIES
                              EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 1997

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

(Address, including zip code, and telephone number, including area code, of registrant's executive offices)

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

         Issuer's revenues for its most recent fiscal year: $19,572,101

              State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days: As of December 31, 1997 - $22,912,872.

              State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of December 31, 1997 - 742,651.

         DOCUMENTS INCORPORATED BY REFERENCE:  PAGE 2

                       DOCUMENTS INCORPORATED BY REFERENCE


 Description of Document                      Incorporated into Part/Item No.
 -----------------------                      -------------------------------

1997 Annual Report to Shareholders        Part II, Items 6 and 7
                                          Part III, Items 9 through 12
Definitive Proxy Statement which
  was filed with the Securities and
  Exchange Commission on March 24,        Part III, Items 9 through 12
  1998.

                          MERCHANTS CAPITAL CORPORATION


                                1997 FORM 10-KSB


                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS


(a)      Development of Business

                  Merchants Capital Corporation (the "Registrant") is a one bank holding company which owns all of the outstanding stock of Merchants Bank of Vicksburg, Mississippi (the "Bank"). The Registrant was incorporated under the Mississippi Business Corporation Act on November 11, 1980, for the purpose of acquiring the outstanding stock of the Bank and for related purposes. The acquisition of the Bank by the Registrant was accomplished by means of an exchange offer to Bank shareholders which was consummated in May, 1982. The Bank is the principal asset and the principal source of revenue of the Registrant. The Bank, which was organized in 1886, operates four banking locations in Vicksburg, and has an office in Utica, Mississippi and Edwards, Mississippi. In addition, the Bank has a loan production office in Jackson, Mississippi. In 1994, the Bank changed its legal status from a national bank to a state bank and officially started its operations as a state bank on September 26, 1994.

                  During 1985, the Registrant established Merchants Data Services, Inc. ("Data Services") as a wholly-owned subsidiary. Data Services provided data processing services for the Bank, other banks and various individual accounts. Such activities involved the collection, transcription, processing and storage of banking or related economic data. In December, 1993, all of the assets of Data Services were merged into the Bank.
         Also, Data Services was dissolved as of August 12, 1994.

During 1989, the Registrant's wholly-owned bank subsidiary, Merchants Bank, established Merchants Credit Company (Merchants Credit) as a wholly-owned subsidiary. Merchants Credit provided small loans to individuals to finance consumer goods. Such activities involved the making, booking and collecting of small consumer loans. Substantially all the assets of Merchants Credit were sold during 1993 to an unrelated party. The corporate entity continues to exist as a Mississippi corporation in good standing. In late 1997, the Bank created Merchants Insurance Agency, Inc. as a wholly-owned subsidiary.

     (b) Business of Issuer

                  The Bank is engaged in the general retail banking business, and provides services to individuals, farmers, and other small and medium-size businesses. These services include conventional checking and savings accounts; money market accounts; certificates of deposit; business loans; Master Card, VISA and other consumer oriented financial services; and safe deposit and night depository facilities. The Bank offers ten automated teller machines at seven locations (multiple machines at the casinos) in Vicksburg which provide 24-hour banking services to customers of the Bank. The Bank also provides fiduciary services to individuals and businesses, and administers (as trustee and in other fiduciary and representative capacities) personal trusts and estates and business benefit plans.

                  At December 31, 1997, the Bank ranked 22 in total assets of the 120 banks in the State of Mississippi, and employed 145 employees, 117 of which are full time. The Bank's primary service areas are in Warren and western Hinds Counties, Mississippi.

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

         The Bank is subject to supervision and examination by various regulatory authorities. The Bank, as a state chartered bank, is subject to state and federal banking laws and the general supervision of the Federal Reserve Board, which conducts periodic examinations of the Bank. The Bank is also subject to applicable state banking department supervision and examination. Funds on deposit with the Bank are insured by, and the Bank is subject to, regulation, supervision and examination by the Federal Deposit Insurance Corporation and is also subject to requirements and restrictions under federal and state law, including requirements to maintain reserves against deposits, restrictions on the types and amounts of loans that may be granted and the interest that may be charged thereon, and limitations on the types of investments that may be made and types of services that may be offered. Various consumer laws and regulations also affect the operations of the Bank. Regulatory limitations on the payment of dividends to the Registrant by the Bank are discussed in Note I (Stockholders' Equity and Regulatory Matters) of the Registrant's Consolidated Financial Statements for the year ended December 31, 1997, and the "Capital Adequacy" portion of Management's Discussion and Analysis.

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

         Certain regulations require the maintenance of minimum risk-based capital ratios, which are calculated with reference to risk-weighted assets, which include on- and off-balance sheet exposures. The Federal Reserve Board has established guidelines for both the Registrant and its Bank, which are generally similar. The Federal Reserve Board has also adopted minimum leverage ratios for bank holding companies and banks. For a further discussion concerning capital guidelines and minimum leverage ratios, see Note I (Stockholders' Equity and Regulatory Matters) of the Registrant's Consolidated Financial Statements for the year ended December 31, 1997, and the "Capital Adequacy" portion of Management's Discussion and Analysis.

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

         Under the regulations, a "well capitalized" institution has a minimum total capital to total risk-weighted assets ratio of at least 10 percent, a minimum Tier I capital to total risk-weighted assets ratio of at least 6 percent, a minimum leverage ratio of at least 5 percent and is not subject to any written order, agreement, or directive. An "adequately capitalized" institution has a total capital to total risk-weighted assets ratio of at least 8 percent, a Tier I capital to total risk-weighted assets ratio of at least 4 percent, and a leverage ratio of at least 4 percent (3 percent if given the highest regulatory rating and not experiencing significant growth), but does not qualify as "well capitalized." An "undercapitalized" institution fails to meet any one of the three minimum capital requirements. A "significantly undercapitalized" institution has a total capital to total risk-weighted assets ratio of less than 6 percent, a Tier I capital to total risk-weighted assets ratio of less than 3 percent or a leverage ratio of less than 3 percent. A "critically undercapitalized" institution has a leverage ratio of 2 percent or less. Under certain circumstances, a "well capitalized," "adequately capitalized" or "undercapitalized" institution may be required to comply with supervisory actions as if the institution was in the next lowest capital category.

FDIC Insurance Assessments

         The Bank is subject to FDIC deposit insurance assessments. Pursuant to FDICIA, the FDIC adopted a transitional risk-based system for determining deposit insurance assessments that become effective on January 1, 1993. During 1997, the assessment rate on BIF deposits was $.0001256 per $100 of deposits. The rate on Savings Association Insurance Fund (SAIF) deposits was $.000628 per $100 of deposits for 1997. The Bank has SAIF deposits resulting from a savings and loan purchase during the early 1990s.

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

ITEM 2. Description of Property

Main Office

         The main offices of the Registrant and of the Bank are located at 820 South Street, Vicksburg, Mississippi. The building is owned by the Bank. The Bank occupies approximately 26,689 square feet of the building; the remaining approximately 5,310 square feet are leased to a private law firm (4,550 square feet), a commercial entity (260 square feet) and a nonprofit foundation (500 square feet). The branches and the facilities of the Bank are located as follows:

         The terms of the leased space are as follows:

                  Law firm - $3,150 per month under a month-to-month lease;

                  Commercial entity - $300 per month under a three year lease from May 1, 1995 to June 30, 1998; and

                  Nonprofit foundation - $400 per month under a month-to-month lease.

         During 1996, the Bank purchased a 2,400 square feet building located adjacent to the main office. Currently, this building is leased to a commercial entity for a term of three years through December 1999, for $450 per month.

         In addition, the Bank has approximately 3,900 square feet of storage space in a separate building owned by the Bank.

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

Plaza Branch

         The Plaza Branch opened December 7, 1987, and is located in Delchamps Plaza at the intersection of Indiana Avenue and Interstate 20, Vicksburg, Mississippi. The building contains approximately 1,200 square feet. The building and property on which it is situated are leased at an annual rental of $13,591. The second of six three year options was exercised in 1996 at a monthly rental of $1,180.57/month.

Edwards Branch

         The Edwards Branch was acquired in a purchase of assets and assumption of liabilities on April 1, 1995. This branch is located at 100 Magnolia Street, Edwards, Mississippi. The building contains approximately 5,400 square feet. The building and the property on which it is situated are owned by the Bank.

Indiana Avenue Automated Teller Machine

         The Bank leases a drive up automated teller machine at the intersection of Indiana Avenue and the East Frontage road of Interstate 20, Vicksburg for a lease term of 60 months at $729/month. In 1996, the Bank extended their previous lease of the ground on which the ATM is located for an additional five year term, through September 2001. The monthly fee is $400/month.

Highway 61 North Automated Teller Machine

         The Bank operates a drive up automated teller machine on Highway 61 North, Vicksburg, Mississippi. In 1997, the Bank extended their previous lease on the space housing the machine for an additional five year term through September 2001. The monthly fee is $360/month.

Customer - Bank Communication Terminal (CBCT) Branches

   The Bank has CBCT's located at the following locations:

      1)  Kroger                         (1)        3) Isle of Capri         (3)
          3405 Pemberton Square Boulevard              3990 Washington Street
          Vicksburg, MS  39180                         Vicksburg, MS  39180

      2)  Rainbow                        (2)
          1540 Warrenton Road
          Vicksburg, MS  39180

         The Bank pays rent of $1 per year for the Kroger location. It pays one-half of transaction fees assessed at all other locations.

         None of these properties is subject to any encumbrance or lien.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         There were no matters submitted for a vote of security holders during the fourth quarter of 1997.

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

           Cash dividends declared by the Registrant in 1996 and 1997 are presented below.

                     Period 1996                         Dividends per
                     -----------                         -------------
                                                             Share
                                                             -----
                     First Quarter                            .23
                     Second Quarter                           .26
                     Third Quarter                            .26
                     Fourth Quarter                           .74

                     Period 1997

                     First Quarter                            .26
                     Second Quarter                           .30
                     Third Quarter                            .30
                     Fourth Quarter                          1.05

(b)  Holders

           As of December 31, 1997, there were approximately 538 holders of record of the Common Stock of the Company.

(c)  Dividends

           Federal and State law applicable to banks generally restricts the amount of cash dividends that a bank may pay. See "Capital Adequacy" portion of the Management's Discussion and Analysis and Note I to the Consolidated Financial Statements.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

     This information is incorporated by reference to the Company's Annual Report to Shareholders, which Annual Report is included as Exhibit 13 to this Annual Report on Form 10-KSB.

ITEM 7.  FINANCIAL STATEMENTS

     The following consolidated financial statements of the Company and subsidiaries are included in the Company's Annual Report to security holders, which Annual Report is included as Exhibit 13 to this Annual Report on Form 10-KSB, and are herein incorporated by reference:

         - Independent Auditor's Report;
         - Consolidated Statements of Financial Condition - December 31, 1997 and 1996;
         - Consolidated Statements of Income - Years ended December 31, 1997 and 1996;
         - Consolidated Statements of Changes in Stockholders' Equity - Years ended December 31, 1997 and 1996;
         - Consolidated Statements of Cash Flows - Years ended December 31, 1997 and 1996; and
         - Notes to Consolidated Financial Statements.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

     There were no changes in or disagreements with accountants on accounting and financial disclosures within the past two fiscal years.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS & CONTROL PERSONS: COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

     Information required by this item is incorporated herein by reference to the Registrant's Proxy Statement, dated March 24, 1998, in connection with its annual meeting to be held April 21, 1998.

ITEM 10.  EXECUTIVE COMPENSATION

     Information required by this item is incorporated herein by reference to the Registrant's Proxy Statement, dated March 24, 1998, in connection with its annual meeting to be held April 21, 1998.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required by this item is incorporated herein by reference to the Registrant's Proxy Statement, dated March 24, 1998, in connection with its annual meeting to be held April 21, 1998.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Information required by this item is incorporated herein by reference to the Registrant's Proxy Statement, dated March 24, 1998, in connection with its annual meeting to be held April 21, 1998.

                                     PART IV

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K
(a) Exhibits

           Exhibit Number                   Title of Exhibit
           --------------                   ----------------

              3(i)(ii)             Articles of Incorporation and by-laws

              11                   Statement re: computation of per share
                                   earnings

              13                   Annual Report to shareholders for year ended
                                   December 31, 1997

              21                   Subsidiaries of the Registrant

              27                   Financial Data Schedules

              All other exhibits are omitted as they are not applicable, or are not required by the related instructions.

              The Exhibits listed on the Exhibit Index of this report are filed herewith or are incorporated herein by reference.

(b) Reports on Form 8-K:

        There were no reports on Form 8-K for the three months ended December 31, 1997.

                                   SIGNATURES

   Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                          MERCHANTS CAPITAL CORPORATION
                                  (Registrant)


DATE:      3/17/98                BY: /s/Howell N. Gage, Jr.
     ----------------                 -----------------------------------------
                                      Howell N. Gage, Jr., Chairman
                                      and Chief Executive Officer


DATE:     3/17/98                 BY: /s/Joel H. Horton
     ----------------                 -----------------------------------------
                                      Joel H. Horton, President and
                                      Chief Operating Officer


DATE:     3/17/98                 BY: /s/ James R. Wilkerson, Jr.
     ----------------                 -----------------------------------------
                                      James R. Wilkerson, Jr., Secretary

   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and dates indicated:


DATE:   3/17/98                    BY:  /s/J.E. Blackburn, Jr.
     -------------                    -----------------------------------------
                                        J. E. Blackburn, Jr., Director


DATE:   3/17/98                    BY:  /s/Rodney E. Bounds
     -------------                    -----------------------------------------
                                        Rodney E. Bounds, Director


DATE:   3/17/98                    BY:  /s/Michael J. Chaney
     -------------                    -----------------------------------------
                                        Michael J. Chaney, Director


DATE:   3/17/98                    BY:  /s/Howell N. Gage, Jr.
     -------------                    -----------------------------------------
                                        Howell N. Gage, Jr.,  Director


DATE:   3/17/98                    BY:  /s/Dr. W.B. Hopson, Jr.
     -------------                    -----------------------------------------
                                        Dr. W. B. Hopson, Jr.,  Director


DATE:   3/17/98                    BY:  /s/Joel H. Horton
     -------------                    -----------------------------------------
                                        Joel H. Horton, Director


DATE:   3/17/98                    BY:  /s/C. Hays Latham
     -------------                    -----------------------------------------
                                        C. Hays Latham, Director


DATE:   3/17/98                    BY:  /s/Martin S. Lewis
     -------------                    -----------------------------------------
                                        Martin S. Lewis, Director


DATE:   3/17/98                    BY:  /s/Robert P. McConnell
     -------------                    -----------------------------------------
                                        Robert P. McConnell, Director


DATE:   3/17/98                    BY:  /s/Fred G. Peyton
     -------------                    -----------------------------------------
                                        Fred G. Peyton, Director


DATE:   3/17/98                    BY:  /s/Robert E. Pickett
     -------------                    -----------------------------------------
                                        Robert E. Pickett, Director


DATE:   3/17/98                    BY:  /s/Landman Teller, Jr.
     -------------                    -----------------------------------------
                                        Landman Teller, Jr.,  Director


DATE:   3/17/98                    BY:   /s/Ernest G. Thomas
     -------------                    -----------------------------------------
                                         Ernest G. Thomas, Director



DATE:   3/17/98                    BY: /s/R.C. Wilkerson III
     -------------                    -----------------------------------------
                                       R. C. Wilkerson III, Director

DATE:   3/17/98                  BY: /s/James R. Wilkerson, Jr.
     ------------                   ------------------------------------------
                                     James R. Wilkerson, Jr.,  Director

                                  Exhibit Index
                   Filed as Part of this Report on Form 10-KSB



Designation                 Description                               Page No.
-----------                 -----------                               --------
  3(i)(ii)            Articles of Incorporation and by-laws,
                       filed with Commission on December 31, 1994        *

  11                  Statement re: computation of
                       per share earnings                               22

  13                  Annual report to shareholders for
                       year ended December 31, 1997                     25

  21                  Subsidiaries of the Registrant                    23

  27                  Financial Data Schedules                           -







* As indicated in the column entitled "Description" this Exhibit is incorporated by reference to another filing or document.