Form 10QSB
period 1998-03-31
MERCHANTS CAPITAL CORP /MS/
filed 1998-05-14
CIK 357065

                     U.S. SECURITIES AND EXCHANGE COMMISSION

                             Washington, D. C. 20549


                                   FORM 10-QSB


               Quarterly Report Under Section 13 or 15 (d) of the
                         Securities Exchange Act of 1934

For Quarter ended     March 31, 1998         COMMISSION FILE NUMBER     0-10898
                    ------------------                                 ---------



                          MERCHANTS CAPITAL CORPORATION
                          -----------------------------
               (Exact name of registrant as specified in charter)


          MISSISSIPPI                                        64-0655603
---------------------------------                       ---------------------
 (State or other jurisdiction of                          (I.R.S. Employer
 incorporation or organization)                          Identification No.)


820 South Street                                                39180
Vicksburg, Mississippi                                  ---------------------
-----------------------------------------                     (Zip Code)
 (address of principal executive offices)

Registrant's telephone number, including area code         (601) 636-3752
                                                        ---------------------

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

742,651 common shares were outstanding as of March 31, 1998.

                          MERCHANTS CAPITAL CORPORATION

                                      INDEX

                                                                                   Page
                                                                                   Number


Part 1.  Financial Information


  Item 1.  Financial Statements
           Consolidated Statements of Financial Condition                            3
           March 31, 1998 (Unaudited) and December 31, 1997
           (Unaudited)


           Consolidated Statements of Income and Comprehensive Income,
           Three Months Ended March 31, 1998 and 1997 (Unaudited)                    4


           Consolidated Statements of Changes in Stockholders'                       5
           Equity, Three Months Ended March 31, 1998 and
           1997 (Unaudited)


           Consolidated Statements of Cash Flows                                     6
           Three Months Ended March 31, 1998 and 1997
           (Unaudited)


           Notes to Consolidated Financial Statements                                7
           (Unaudited)


  Item 2.  Management's Discussion and Analysis of Financial                         9
           Condition and Results of Operations


Part 2.  Other Information


  Item 1.  Legal Proceedings                                                        10


  Item 6.  Exhibits and Reports on Form 8-K                                         10

                         MERCHANTS CAPITAL CORPORATION
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION



                                                        March 31, 1998    Dec. 31, 1997
                                                         (Unaudited)       (Unaudited)
                                                       ----------------   -------------
ASSETS:
Cash & due from banks                                   $  9,142,583      $ 10,084,731
Federal funds sold                                         1,989,649         3,473,703
Investment securities:
  Available-for-sale                                      65,416,703        68,151,857
Loans - net                                              139,323,733       136,238,338
Bank premises & equipment - net                            2,597,861         2,698,060
Other real estate                                            155,580           181,280
Accrued interest receivable                                2,255,011         1,997,240
Other assets                                                 863,008           721,154
Premium paid on purchased assets &
deposits less amortization                                   440,050           452,333
                                                        ------------      ------------
    TOTAL ASSETS                                        $222,184,178      $223,998,696
                                                        ============      ============

LIABILITIES & STOCKHOLDERS' EQUITY

LIABILITIES:
Deposits:
  Non-interest bearing deposits                         $ 22,092,502      $ 25,378,217
  Interest bearing deposits                              164,564,159       165,757,406
                                                        ------------      ------------
    Total Deposits                                       186,656,661       191,135,623

Securities Sold Under Repurchase Agreement                14,656,678        11,921,483
Accrued interest payable                                     822,863           903,348
Accrued taxes and other liabilities                          922,800         1,418,982
                                                        ------------      ------------
    TOTAL LIABILITIES                                    203,059,002       205,379,436

STOCKHOLDERS' EQUITY:
Common stock, $5 par value per share:
  Authorized - 1,000,000 shares
  Issued & outstanding 742,651 shares                      3,713,255         3,713,255
Additional paid-in capital                                13,877,419        13,877,419
Retained earnings                                          1,416,328           941,020
Accumulated other comprehensive income
  Unrealized gain on securities                              118,174            87,566
                                                        ------------      ------------
    TOTAL STOCKHOLDERS' EQUITY                            19,125,176        18,619,260
                                                        ------------      ------------
    TOTAL LIABILITIES and STOCKHOLDERS' EQUITY          $222,184,178      $223,998,696
                                                        ============      ============



                 See notes to consolidated financial statements.

                          MERCHANTS CAPITAL CORPORATION
                        CONSOLIDATED STATEMENTS OF INCOME
                       AND COMPREHENSIVE INCOME (UNAUDITED)

                                                         Three Months Ended
                                                               March 31,
                                                       1998               1997
                                                   -------------       ------------
Interest Income:
  Interest and fees on loans                       $   3,273,685       $  3,023,583
  Interest on investment securities
    Taxable interest income                              884,203            782,306
    Interest income exempt from
      federal income taxes                                48,296             46,854
  Interest on federal funds sold                          72,772            110,764
                                                   -------------       ------------
     TOTAL INTEREST INCOME                             4,278,956          3,963,507

Interest Expense:
  Interest on deposits                                 1,745,345          1,629,898
  Interest on fed funds pur & sec sold u/repo            147,859            147,590
                                                   -------------       ------------
     TOTAL INTEREST EXPENSE                            1,893,204          1,777,488
                                                   -------------       ------------
     NET INTEREST INCOME                               2,385,752          2,186,019
Provision for loan losses                                105,000            105,000
                                                   -------------       ------------
    NET INTEREST INCOME AFTER
    PROVISION FOR LOAN LOSSES                          2,280,752          2,081,019
Other Income:
  Service charges on deposits                            402,544            380,655
  Trust service income                                   126,140            103,373
  Insurance premium and commissions                      129,644            136,256
  Other                                                   52,512             61,363
                                                   -------------       ------------
    TOTAL OTHER INCOME                                   710,840            681,647
Other Expenses:
  Salaries                                               795,871            783,336
  Employee benefits                                      172,419            191,579
  Net occupancy expense                                  124,154            131,220
  Equipment expense                                      148,866            134,461
  Other                                                  709,405            544,555
                                                   -------------       ------------
    TOTAL OTHER EXPENSES                               1,950,715          1,785,151
                                                   -------------       ------------
    INCOME BEFORE INCOME TAXES                         1,040,877            977,515
    INCOME TAX PROVISION                                 342,774            327,616
                                                   -------------       ------------
    NET INCOME                                     $     698,103       $    649,899
                                                   -------------       ------------
Other comprehensive income before tax:
  Unrealized gains (losses) on securities:
    Unrealized holding gains (losses)
      arising during the period                           50,178           (153,261)
    Less: Reclassification adjustment for
      gain included in net income                              0            (12,309)
                                                   -------------       ------------
    OTHER COMPREHENSIVE INCOME BEFORE TAX                 50,178           (140,952)
    INCOME TAX (EXPENSE) BENEFIT                         (19,570)            54,971
                                                   -------------       ------------
                                                          30,608            (85,981)
                                                   -------------       ------------
    COMPREHENSIVE INCOME, NET OF TAX                     $30,608           $563,918
                                                   =============       ============


Basic earnings per common share (Note 5)           $        0.94       $       0.88
Diluted earnings per common share (Note 5)         $        0.94       $       0.88
Dividends per common share                         $        0.30       $       0.26
Average number of shares of common
  stock outstanding                                      742,651            742,651


                 See notes to consolidated financial statements.

                          MERCHANTS CAPITAL CORPORATION
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                   THREE MONTHS ENDED MARCH 31, 1998 AND 1997
                                   (Unaudited)




                                                                                         Accumulated Other
                                                                                        Comprehensive Income
                                                          Additional                    ---------------------
                                      Common               Paid-In           Retained      Unrealized Gain
                                       Stock               Capital           Earnings    (Loss) on Securities        Total
                                    ------------        ------------       -----------  ---------------------     ------------
BALANCE, January 1, 1997            $ 3,537,580         $ 12,823,369       $     596,516   $        46,924        $ 17,004,389

  Net income                                                                     649,899                               649,899

  Cash dividends declared
     (.26 per share)                                                            (194,567)                             (194,567)

  Other comprehensive income                                                                       (85,981)            (85,981)

                                    -----------         ------------       -------------   ---------------        ------------
BALANCE, March 31, 1997             $ 3,537,580         $ 12,823,369       $   1,051,848   $       (39,057)       $ 17,373,740
                                    ===========         ============       =============   ===============        ============




BALANCE, January 1, 1998            $ 3,713,255         $ 13,877,419       $     941,020   $        87,566        $ 18,619,260

  Net income                                                                     698,103                               698,103

  Cash dividends declared
     (.30 per share)                                                            (222,795)                             (222,795)

  Other comprehensive income                                                                        30,608              30,608

                                    -----------         ------------       -------------   ---------------        ------------
BALANCE, March 31, 1998             $ 3,713,255         $ 13,877,419       $   1,416,328   $       118,174        $ 19,125,176
                                    ===========         ============       =============   ===============        ============

                See notes to consolidated financial statements.

                          MERCHANTS CAPITAL CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                     Three Months Ended
                                                                                          March 31,
                                                                               -------------------------------
                                                                                   1998               1997
                                                                               -------------     -------------
OPERATING ACTIVITIES:
Net income                                                                     $    698,103       $    649,899
Adjustments to reconcile net income to net cash provided by operating activities:
  Provision for loan losses                                                         105,000            105,000
  Provision for depreciation and amortization                                       118,609            117,110
  Net accretion on AFS securities                                                  (168,604)          (177,847)
  Gain on sale of securities                                                             --            (12,309)
  Loss on sale of real estate                                                        14,842              6,431
  Increase in accrued interest receivable                                          (257,771)           (36,718)
  Increase in other assets                                                         (150,565)           (82,132)
  Decrease in accrued interest payable                                              (80,485)           (48,243)
  Increase in taxes and other liabilities                                            60,807              4,159
                                                                               ------------       ------------
    NET CASH PROVIDED BY OPERATING ACTIVITIES                                       339,936            525,350
                                                                               ------------       ------------
INVESTING ACTIVITIES:
Decrease in federal funds sold                                                    1,484,054          7,434,171
Purchase of investment securities-AFS                                           (11,491,495)       (23,745,957)
Proceeds from maturities of investment securities-AFS                            13,451,899         10,271,714
Proceeds from sales of investment securities-AFS                                         --            789,125
Prepayments on mortgage backed securities                                           993,531            613,478
Net (increase) decrease in loans                                                 (3,190,395)         1,090,758
Purchases of premises and equipment                                                  (6,127)           (64,567)
                                                                               ------------       ------------
    NET CASH PROVIDED (USED) BY INVESTING ACTIVITIES                              1,241,467         (3,611,278)
                                                                               ------------       ------------
FINANCING ACTIVITIES:
Net decrease in deposits                                                         (4,478,962)          (507,372)
Cash dividends paid                                                                (779,784)          (548,325)
Net increase in Sec. sold-repurchase agreement                                    2,735,195          2,756,501
                                                                               ------------       ------------
    NET CASH (USED) PROVIDED BY FINANCING ACTIVITIES                             (2,523,551)         1,700,804
                                                                               ------------       ------------
DECREASE IN CASH AND CASH EQUIVALENTS                                              (942,148)        (1,385,124)

CASH AND CASH EQUIVALENTS AT THE BEGINNING OF THE YEAR                           10,084,731         10,305,656
                                                                               ------------       ------------
CASH AND CASH EQUIVALENTS AT END OF YEAR                                       $  9,142,583       $  8,920,532
                                                                               ============       ============

SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Dividends declared but not paid                                                $    222,795       $    194,567
Total increase in unrealized gain (loss) on securities
available for sale net of deferred taxes                                       $     30,608       $    (85,981)




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

     The consolidated financial statements have been prepared by the Company without an audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of their operations and their cash flows as of March 31, 1998, and for all periods presented have been made.

     Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The results of operations for the periods ended March 31, 1998, are not necessarily indicative of operating results for the full year. It is suggested these financial statements be read in conjunction with the Company's Annual Report and proxy statements filed with its Form 10-KSB for the year ended December 31, 1997.



2. Nonperforming Assets

   Nonperforming assets at March 31, 1998 and December 31, 1997, were as follows:

                                                             3-31-98        12-31-97
                                                           ----------      ----------
                Nonaccrual loans                           $  247,095      $  263,686
                Ninety days or more past due                  373,862         565,249
                                                           ----------      ----------
                Total nonperforming loans                  $  620,957      $  828,935

                Other real estate owned (net)                 155,580         181,280
                                                           ----------      ----------
                Total nonperforming assets                 $  776,537      $1,010,215
                                                           ==========      ==========


                Nonperforming loans as a
                percent of loans, net of
                unearned interest                                0.44%           0.60%

3. Allowance for Loan Losses

     The following table reflects the transactions in the allowance for loan losses for the three month periods ended March 31, 1987 and 1997:

                                                               1998               1997
                                                            -----------        -----------
                  Balance at beginning of year              $ 1,592,012        $ 1,545,820

                  Provision charged to operations               105,000            105,000
                  Charge offs                                  (240,731)          (149,905)
                  Recoveries                                     76,481            109,632
                                                            -----------        -----------
                  Balance at end of period                  $ 1,532,762        $ 1,610,547
                                                            ===========        ===========

                  Allowance for loan losses as a
                  percent of loans, net of unearned
                  interest                                         1.09%              1.23%



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

     The financial Accounting Standard Board also issued Statement No. 130, "Reporting Comprehensive Income", which becomes effective for fiscal years beginning after December 15, 1997. This statement establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. This statement requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements.


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


6. Subsequent Event

     BancorpSouth, Inc., (NYSE/BXS) holding company of BancorpSouth Bank which does business in Mississippi as Bank of Mississippi, and Merchants Capital Corporation, holding company of Merchants Bank, announced on May 4, 1998, the signing of a definitive agreement to merge Merchants Capital Corporation into BancorpSouth, subject to approval of the shareholders of Merchants Capital Corporation and federal and state regulatory authorities.


ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operation

Changes In Financial Position and Liquidity

         In the three months ended March 31, 1998, assets decreased by $1,814,518 or .81%. This resulted from decreases of $942,148 in cash and due from banks, $1,484,054 in federal funds sold, $2,735,154 in investment securities, $100,199 in bank premises & equipment, $25,700 in other real estates, and $12,283 in premium paid on purchased assets and deposits. These decreases were offset by increases of $3,085,395 in net loans, $257,771 in accrued interest receivable, and $141,854 in other assets. The decrease in assets was also a result of net decreases of $4,478,962 in deposits, $80,485 in accrued interest payable, and $496,182 in accrued taxes and other liabilities. These decreases were offset by an increase of $2,735,195 in securities sold under repurchase agreement, and $475,308 in retained earnings resulting year-to-date net income of $698,103 less cash dividends declared of $222,795. Also, assets and stockholders' equity were increased by $30,608 due to an increase in net unrealized gain on securities available for sale.

         Nonperforming loans as of March 31, 1998 were $620,957 compared to $828,935 as of Dec. 31, 1997. The nonaccrual loans decreased by $16,591; so did the ninety days or more past due by $191,387 as compared to Dec. 31, 1997. The nonperforming loans as a percent of loans, net of unearned income, was .44% at March 31, 1998 compared to .60% at December 31, 1997.

         The allowance for loan losses was $1,532,762 as of March 31, 1998 compared to $1,610,547 as of March 31, 1997. The ratio of the allowance for possible losses to loans, net of unearned income, decreased to 1.09% as of March 31, 1998 compared to 1.23% as of March 31, 1997. Management regularly reviews the level of the allowance for possible loan losses and is of the opinion that it is adequate at March 31, 1998.

Results of Operations

     In the first quarter ended March 31, 1998, net income increased by $48,206 which represented an increase of 7.42% over the first quarter income of 1997. Net interest income increased by $199,733 or 9.14% as a result of an increase of $315,449 or 7.96% in interest income offset by an increase of $115,716 or 6.51% in interest expense. There was no change in the provision for loan losses. Other income increased by $29,193 or 4.28%; so did other expenses by $165,562 or 9.27%. The income tax provision increased by $15,158 or 4.63%. The comprehensive income, net of taxes, increased by $164,795 or 29.22% compared to March 31, 1997.


Capital Adequacy

     The Company and the Bank must maintain certain levels of capitalization as prescribed by the various regulators. The Company and the Bank must maintain minimum amounts of capital to total "risk weighted" assets, as outlined under the regulators' 1992 risk-based capital guidelines. The Company and the Bank are required to have minimum Tier I and total capital ratios of 4% and 8%, respectively. The actual ratios at March 31, 1998, were 12.61% and 13.65% (Company) and 11.52% and 12.56% (Bank), respectively. The Company and the Bank's leverage ratios at March 31, 1998, were 8.32% and 7.74%, respectively. The minimum required leverage ratio is 3%-5% with an internal target ratio set at 6% by management.

     The main source of capital expansion for the Company and the Bank continues to be the retention of earnings. However, if the need arises again, the Company can use its borrowing ability to inject needed capital into the Bank. The net change in stockholders' equity of $505,916 in the first three months was the result of the retention of earnings and by a increase of the unrealized gain on securities available for sale. At the present time, there are no planned capital expenditures which would materially restrict capital growth.





PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

     The Bank is involved in certain litigations incurred in the normal course of business. In the opinion of management and legal councel, liabilities arising from such claims, if any, would not have a material effect upon the Bank's consolidated financial statements.




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




                                           MERCHANTS CAPITAL CORPORATION





Date   May 14, 1998                        /s/ Howell N. Gage
    -----------------                      -----------------------------
                                                  (Signature)

                                               Howell N. Gage
                                               Chairman of the Board and
                                               Chief Executive Officer



Date   May 14, 1998                        /s/ James R. Wilkerson, Jr.
    -----------------                      ------------------------------
                                                  (Signature)

                                               James R. Wilkerson, Jr.
                                               Secretary

                               INDEX TO EXHIBITS

     EXHIBIT
     NUMBER                    EXHIBIT
     ------                    -------
     Ex 27                     Financial Data Schedule