Form 10QSB
period 1998-06-30
MERCHANTS CAPITAL CORP /MS/
filed 1998-08-10
CIK 357065

                     U.S. SECURITIES AND EXCHANGE COMMISSION

                             Washington, D. C. 20549


                                   FORM 10-QSB


               Quarterly Report Under Section 13 or 15 (d) of the
                         Securities Exchange Act of 1934

      For Quarter ended    June 30, 1998     COMMISSION FILE NUMBER    0-10898
                        ------------------                            ---------



                          MERCHANTS CAPITAL CORPORATION
                         ------------------------------
               (Exact name of registrant as specified in charter)


   MISSISSIPPI                                                  64-0655603
--------------------------------                           --------------------
 (State or other jurisdiction of                               (I.R.S. Employer
 incorporation or organization)                             Identification No.)


 820 South Street
 Vicksburg, Mississippi                                           39180
--------------------------------                           --------------------
 (address of principal executive offices)                      (Zip Code)

Registrant's telephone number, including area code            (601) 636-3752
                                                           --------------------

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

742,651 common shares were outstanding as of June 30, 1998.

                          MERCHANTS CAPITAL CORPORATION

                                      INDEX

                                                                           Page
                                                                         Number

Part 1.  Financial Information


  Item 1.  Financial Statements
           Consolidated Statements of Financial Condition                    3
           June 30, 1998 (Unaudited) and December 31, 1997
           (Unaudited)


           Consolidated Statements of Income, Three Months                   4
           Ended and Six Months Ended June 30, 1998 and 1997
           (Unaudited)

           Consolidated Statements of Changes in Stockholders'               5
           Equity, Six Months Ended June 30, 1998 and
           1997 (Unaudited)


           Consolidated Statements of Cash Flows                             6
           Six Months Ended June 30, 1998 and 1997
           (Unaudited)


           Notes to Consolidated Financial Statements                        7
           (Unaudited)


  Item 2.  Management's Discussion and Analysis of Financial                 9
           Condition and Results of Operations


Part 2.  Other Information


  Item 1.  Legal Proceedings                                                11


  Item 6.  Exhibits and Reports on Form 8-K                                 11

                          MERCHANTS CAPITAL CORPORATION
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION



                                                  June 30, 1998   Dec. 31, 1997
                                                    (Unaudited)    (Unaudited)
                                                 ---------------  -------------
ASSETS:

Cash & due from banks                                $9,539,798    $10,084,731
Federal funds sold                                   15,598,185      3,473,703
Investment securities:
  Available-for-sale                                 53,422,321     68,151,857
Loans - net                                         137,637,058    136,238,338
Bank premises & equipment - net                       2,515,380      2,698,060
Other real estate                                        80,389        181,280
Accrued interest receivable                           2,153,049      1,997,240
Other assets                                            782,144        721,154
Premuim paid on purchased assets &
deposits less amortization                              427,767        452,333
                                                   -------------  -------------
    TOTAL ASSETS                                   $222,156,091   $223,998,696
                                                   =============  =============

LIABILITIES & STOCKHOLDERS' EQUITY

LIABILITIES:
Deposits:
  Non-interest bearing deposits                     $22,157,839    $25,378,217
  Interest bearing deposits                         162,629,166    165,757,406
                                                   -------------  -------------
    Total Deposits                                  184,787,005    191,135,623

Securities Sold Under Repurchase Agreement           16,311,238     11,921,483
Accrued interest payable                                809,519        903,348
Accrued taxes and other liabilities                     583,813      1,418,982
                                                   -------------  -------------
    TOTAL LIABILITIES                               202,491,575    205,379,436

STOCKHOLDERS' EQUITY:
Common stock, $5 par value per share:
  Authorized - 1,000,000 shares
  Issued & outstanding 742,651 shares                 3,713,255      3,713,255
Additional paid-in capital                           13,877,419     13,877,419
Retained earnings                                     1,931,561        941,020
Accumulated other comprehensive income
  Unrealized gain on securities                         142,281         87,566
                                                   -------------  -------------
    TOTAL STOCKHOLDERS' EQUITY                       19,664,516     18,619,260
                                                   -------------  -------------
    TOTAL LIABILITIES and STOCKHOLDERS' EQUITY     $222,156,091   $223,998,696
                                                   =============  =============

                       See notes to consolidated financial statements.

                          MERCHANTS CAPITAL CORPORATION
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)

                                                        Three Months Ended                 Six Months Ended
                                                             June 30,                          June 30,
                                                      1998             1997            1998              1997
Interest Income:                                  ----------------------------      ----------------------------
  Interest and fees on loans                      $ 3,279,959      $ 3,141,746      $ 6,553,645      $ 6,165,330
  Interest on investment securities
    Taxable interest income                           801,141          858,695        1,685,343        1,641,001
    Interest income exempt from
      federal income taxes                             52,866           44,745          101,162           91,599
  Interest on federal funds sold                       82,459          113,592          155,231          224,356
                                                  -----------      -----------      -----------      -----------
     TOTAL INTEREST INCOME                          4,216,425        4,158,778        8,495,381        8,122,286

Interest Expense:
  Interest on deposits                              1,688,156        1,681,500        3,433,501        3,311,399
  Interest on fed funds pur & sec sold u/repo         172,941          173,337          320,800          320,927
                                                  -----------      -----------      -----------      -----------
     TOTAL INTEREST EXPENSE                         1,861,097        1,854,837        3,754,301        3,632,326
                                                  -----------      -----------      -----------      -----------
     NET INTEREST INCOME                            2,355,328        2,303,941        4,741,080        4,489,960
Provision for loan losses                             105,000          105,000          210,000          210,000
                                                  -----------      -----------      -----------      -----------
    NET INTEREST INCOME AFTER
    PROVISION FOR LOAN LOSSES                       2,250,328        2,198,941        4,531,080        4,279,960
Other Income:
  Service charges on deposits                         407,884          408,538          810,428          789,193
  Trust service income                                139,016          114,680          265,156          218,053
  Insurance premium and commissions                   142,363          153,036          272,007          289,292
  Other                                                38,669           57,891           91,181          119,254
                                                  -----------      -----------      -----------      -----------
    TOTAL OTHER INCOME                                727,932          734,145        1,438,772        1,415,792
Other Expenses:
  Salaries                                            782,126          780,272        1,577,997        1,563,608
  Employee benefits                                   153,021          168,909          325,440          360,488
  Net occupancy expense                               121,946          119,126          246,100          250,346
  Equipment expense                                   145,085          144,798          293,951          279,259
  Other                                               634,503          624,857        1,343,908        1,169,412
                                                  -----------      -----------      -----------      -----------
    TOTAL OTHER EXPENSES                            1,836,681        1,837,962        3,787,396        3,623,113
                                                  -----------      -----------      -----------      -----------
    INCOME BEFORE INCOME TAXES                      1,141,579        1,095,124        2,182,456        2,072,639
    INCOME TAX PROVISION                              384,984          298,292          727,758          625,908
                                                  -----------      -----------      -----------      -----------
    NET INCOME                                    $   756,595      $   796,832      $ 1,454,698      $ 1,446,731
Other comprehensive income before tax:
  Unrealized gains (losses) on securities:
    Unrealized holding gains (losses)
      arising during the period                        39,518          150,328           89,696           21,684
    Less: Reclassification adjustment for
      gain included in net income                           0                0                0          (12,309)
                                                  -----------      -----------      -----------      -----------
    OTHER COMPREHENSIVE INCOME BEFORE TAX              39,518          150,328           89,696            9,375
    INCOME TAX (EXPENSE) BENEFIT                      (15,412)         (58,628)         (34,981)          (3,656)
                                                  -----------      -----------      -----------      -----------
                                                       24,106           91,700           54,715            5,719
                                                  -----------      -----------      -----------      -----------
    COMPREHENSIVE INCOME, NET OF TAX              $   780,701      $   888,532      $ 1,509,413      $ 1,452,450
                                                  ===========      ===========      ===========      ===========


Basic earnings per common share (Note 5)          $      1.02      $      1.07      $      1.96      $      1.95
Diluted earnings per common share (Note 5)        $      1.02      $      1.07      $      1.96      $      1.95
Dividends per common share                        $     0.325      $     0.325      $     0.625      $      0.56
Average number of shares of common
  stock outstanding                                   742,651          742,651          742,651          742,651


                 See notes to consolidated financial statements.

                          MERCHANTS CAPITAL CORPORATION
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                     SIX MONTHS ENDED JUNE 30, 1998 AND 1997
                                   (Unadited)


                                                                                 Accumulated
                                                                                    Other
                                                                                 Comprehensive
                                                                                    Income
                                                     Additional                  ------------
                                       Common          Paid-In      Retained     Unrealized Gain
                                        Stock          Capital      Earnings     (Loss) on Sec.   Total
                                     ------------  -------------  -------------  ------------  ------------
BALANCE, January 1, 1997              $3,537,580    $12,823,369       $596,516       $46,924   $17,004,389

  Net income                                                         1,446,731                   1,446,731

  Cash dividends declared
     (.56 per share)                                                  (417,362)                   (417,362)

  Stock dividend (5%)                    175,675      1,054,050     (1,229,725)                       -

  Factional Shares
    purchased (240.8 shares
    @ $35.00 per share)                                                 (8,428)                     (8,428)

  Other comprehensive income                                                           5,719         5,719

                                     ------------  -------------  -------------  ------------  ------------
BALANCE, June 30, 1997                $3,713,255    $13,877,419       $387,732       $52,643   $18,031,049
                                     ============  =============  =============  ============  ============




BALANCE, January 1, 1998              $3,713,255    $13,877,419       $941,020       $87,566   $18,619,260

  Net income                                                         1,454,698                   1,454,698

  Cash dividends declared
     (.625 per share)                                                 (464,157)                   (464,157)

  Other comprehensive income                                                          54,715        54,715

                                     ------------  -------------  -------------  ------------  ------------
BALANCE, June 30, 1998                $3,713,255    $13,877,419     $1,931,561      $142,281   $19,664,516
                                     ============  =============  =============  ============  ============


                 See notes to consolidated financial statements.

                          MERCHANTS CAPITAL CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                    Six Months Ended
                                                                        June 30,
                                                             ------------------------------
                                                                 1998               1997
                                                             ------------      ------------
OPERATING ACTIVITIES:
Net income                                                   $  1,454,698      $  1,446,731
Adjustments to reconcile net income to net
  cash provided by operating
  activities:
  Provision for loan losses                                       210,000           210,000
  Provision for depreciation and amortization                     234,854           234,076
  Net accretion on AFS securities                                (245,265)         (400,704)
  Gain on sale of securities                                           --           (12,309)
  Loss (gain) on sale of real estate                               20,143           (13,535)
  Increase in accrued interest receivable                        (155,809)         (163,004)
  (Increase) decrease in other assets                             (15,224)           19,062
  Decrease in accrued interest payable                            (93,829)           (8,043)
  Decrease in taxes and other liabilities                        (296,746)         (198,203)
                                                             ------------      ------------
    NET CASH PROVIDED BY OPERATING ACTIVITIES                   1,112,822         1,114,071
                                                             ------------      ------------
INVESTING ACTIVITIES:
(Increase) decrease in federal funds sold                     (12,124,482)       16,080,078
Purchase of investment securities-AFS                         (12,078,495)      (52,455,867)
Proceeds from maturities of investment securities-AFS          25,927,168        29,565,309
Proceeds from sales of investment securities-AFS                       --           789,125
Prepayments on mortgage backed securities                       1,215,824         1,195,581
Net (increase) decrease in loans                               (1,608,720)          152,398
Purchases of premises and equipment                               (27,608)         (108,842)
                                                             ------------      ------------
    NET CASH PROVIDED (USED) BY INVESTING ACTIVITIES            1,303,687        (4,782,218)
                                                             ------------      ------------
FINANCING ACTIVITIES:
Net decrease in deposits                                       (6,348,618)         (551,260)
Cash dividends paid                                            (1,002,579)         (742,892)
Payment of fractional shares from stock dividend                       --            (8,428)
Net increase in Sec. sold-repurchase agreement                  4,389,755         4,235,260
                                                             ------------      ------------
    NET CASH (USED) PROVIDED BY FINANCING ACTIVITIES           (2,961,442)        2,932,680
                                                             ------------      ------------
DECREASE IN CASH AND CASH EQUIVALENTS                            (544,933)         (735,467)

CASH AND CASH EQUIVALENTS AT THE BEGINNING OF THE YEAR         10,084,731        10,305,656
                                                             ------------      ------------
CASH AND CASH EQUIVALENTS AT END OF YEAR                     $  9,539,798      $  9,570,189
                                                             ============      ============

SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Dividends declared but not paid                              $    241,362      $    222,795
Total increase in unrealized gain (loss) on securities
available for sale net of deferred taxes                     $     54,715      $      5,719


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

     The consolidated financial statements have been prepared by the Company without an audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of their operations and their cash flows as of June 30, 1998, and for all periods presented have been made.

     Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The results of operations for the periods ended June 30, 1998, are not necessarily indicative of operating results for the full year. It is suggested these financial statements be read in conjunction with the Company's Annual Report and proxy statements filed with its Form 10-KSB for the year ended December 31, 1997.



2. Nonperforming Assets

     Nonperforming assets at June 30, 1998 and December 31, 1997, were as follows:

                                    6-30-98        12-31-97
                                  ----------      ----------
Nonaccrual loans                  $  291,835      $  263,686
Ninety days or more past due         353,026         565,249
                                  ----------      ----------
Total nonperforming loans         $  644,861      $  828,935

Other real estate owned (net)         80,389         181,280
                                  ----------      ----------
Total nonperforming assets        $  725,250      $1,010,215
                                  ==========      ==========


Nonperforming loans as a
percent of loans, net of
unearned interest                       0.46%           0.60%

3. Allowance for Loan Losses

     The following table reflects the transactions in the allowance for loan losses for the six month periods ended June 30, 1998 and 1997:

                                         1998              1997
                                      -----------       -----------
Balance at beginning of year          $ 1,592,012       $ 1,545,820

Provision charged to operations           210,000           210,000
Charge offs                              (314,866)         (250,995)
Recoveries                                105,741           156,620
                                      -----------       -----------
Balance at end of period              $ 1,592,887       $ 1,661,445
                                      ===========       ===========

Allowance for loan losses as a
percent of loans, net of unearned
interest                                     1.14%             1.26%


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


6. Regulatory Matters

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


ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operation

Changes In Financial Position and Liquidity
-------------------------------------------

  In the six months ended June 30, 1998, assets decreased by $1,842,605 or .82%. This resulted from decreases of $544,933 in cash and due from banks, $14,729,536 in investment securities, $182,680 in bank premises & equipment, $100,891 in other real estate, and $24,566 in premium paid on purchased assets and deposits. These decreases were offset by increases of $12,124,482 in federal funds sold, $1,398,720 in net loans, $155,809 in accrued interest receivable, and $60,990 in other assets. The decrease in assets was also a result of net decreases of $6,348,618 in deposits, $93,829 in accrued interest payable, and $835,169 in accrued taxes and other liabilities. These decreases were offset by an increase of $4,389,755 in securities sold under repurchase agreement, and $990,541 in retained earnings resulting year-to-date net income of $1,454,698 less cash dividends declared of $464,157. Also, assets and stockholders' equity were increased by $54,715 due to an increase in net unrealized gain on securities available for sale.

  Nonperforming loans as of June 30, 1998 were $644,861 compared to $828,935 as of Dec. 31, 1997. The nonaccrual loans increased by $28,149 while the ninety days or more past due decreased by $212,223 as compared to Dec. 31, 1997. The nonperforming loans as a percent of loans, net of unearned income, was .46% at June 30, 1998 compared to .60% at December 31, 1997.

  The allowance for loan losses was $1,592,887 as of June 30, 1998 compared to $1,661,445 as of June 30, 1997. The ratio of the allowance for possible losses to loans, net of unearned income, decreased to 1.14% as of June 30, 1998 compared to 1.26% as of June 30, 1997. Management regularly reviews the level of the allowance for possible loan losses and is of the opinion that it is adequate at March 31, 1998.

Results of Operations
---------------------
     In the second quarter ended June 30, 1998, net income decreased by $40,237 which represented a decrease of 5.05% over the second quarter income of 1997. Net interest income increased by $51,387 or 2.23% as a result of an increase of $57,647 or 1.39% in interest income and an increase of $6,260 or .34% in interest expense. There was no change in the provision for loan losses. Other income decreased by $6,213 or .85%; so did other expenses by $1,281 or .07%. The income tax provision increased by $86,692 or 29.06%. The comprehensive income, net of taxes, decreased by $67,594 or 73.71% compared to the second quarter in June 30, 1997.

     In the six months ended June 30, 1998, net income increased by $7,967, which represented an increase of .55% over the second quarter income of 1997. Net interest income increased by $251,120 or 5.59% as a result of an increase of $373,095 or 4.59% in interest income and an increase of $121,975 or 3.36% in interest expense. There was no change in the provision for loan losses. Other income increased by $22,980 or 1.62%; so did other expenses by $164,283 or 4.53%, and the income tax provision by $101,850 or 16.27%. The comprehensive income, net of taxes, increased by $48,996 or 856.72% compared to the six months ended in June 30, 1998.



Capital Adequacy
----------------
     The Company and the Bank must maintain certain levels of capitalization as prescribed by the various regulators. The Company and the Bank must maintain minimum amounts of capital to total "risk weighted" assets, as outlined under the regulators' 1992 risk-based capital guidelines. The Company and the Bank are required to have minimum Tier I and total capital ratios of 4% and 8%, respectively. The actual ratios at June 30, 1998, were 13.11% and 14.20% (Company) and 12.08% and 13.17% (Bank), respectively. The Company and the Bank's leverage ratios at June 30, 1998, were 8.55% and 8.17%, respectively. The minimum required leverage ratio is 3%-5% with an internal target ratio set at 6% by management.

     The main source of capital expansion for the Company and the Bank continues to be the retention of earnings. However, if the need arises again, the Company can use its borrowing ability to inject needed capital into the Bank. The net change in stockholders' equity of $990,541 in the first six months was the result of the retention of earnings and by a increase of the unrealized gain on securities available for sale. At the present time, there are no planned capital expenditures which would materially restrict capital growth.

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

               Filed May 13, 1998.

                                   SIGNATURES




  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                     MERCHANTS CAPITAL CORPORATION
                                     ---------------------------





Date     August 10, 1998               /s/ Howell N. Gage
         -----------------           --------------------------------
                                                  (Signature)

                                        Howell N. Gage
                                        Chairman of the Board and
                                        Chief Executive Officer



Date     August 10, 1998               /s/ James R. Wilkerson, Jr.
         -----------------           --------------------------------
                                                  (Signature)

                                        James R. Wilkerson, Jr.
                                        Secretary