Form 10QSB
period 1998-09-30
MERCHANTS CAPITAL CORP /MS/
filed 1998-11-12
CIK 357065

                     U.S. SECURITIES AND EXCHANGE COMMISSION

                             Washington, D. C. 20549


                                   FORM 10-QSB


               Quarterly Report Under Section 13 or 15 (d) of the
                         Securities Exchange Act of 1934

 For Quarter ended   September 30, 1998   COMMISSION FILE NUMBER     0-10898
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

742,651 common shares were outstanding as of September 30, 1998.

                          MERCHANTS CAPITAL CORPORATION

                                      INDEX


                                                                                          Page
                                                                                          Number

Part 1.  Financial Information~

  Item 1.  Financial Statements~
           Consolidated Statements of Financial Condition                                   3
           September 30, 1998 (Unaudited) and December 31, 1997
           (Unaudited)

           Consolidated Statements of Income, Three Months                                  4
           Ended and Nine Months Ended September 30, 1998 and
           1997 (Unaudited)

           Consolidated Statements of Changes in Stockholders'                              5
           Equity, Nine Months Ended September 30, 1998 and
           1997 (Unaudited)

           Consolidated Statements of Cash Flows                                            6
           Nine Months Ended September 30, 1998 and 1997
           (Unaudited)

           Notes to Consolidated Financial Statements                                       7
           (Unaudited)

  Item 2.  Management's Discussion and Analysis of Financial                                9
           Condition and Results of Operations

Part 2.  Other Information

  Item 1.  Legal Proceedings                                                               11

  Item 6.  Exhibits and Reports on Form 8-K                                                11



                         MERCHANTS CAPITAL CORPORATION
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION



                                                           Sept. 30, 1998  Dec. 31, 1997
                                                            (Unaudited)     (Unaudited)
                                                           -------------   -------------
ASSETS:

Cash & due from banks                                      $   9,106,463   $  10,084,731
Federal funds sold                                             5,185,154       3,473,703
Investment securities:
  Available-for-sale                                          53,386,583      68,151,857
Loans - net                                                  137,594,614     136,238,338
Bank premises & equipment - net                                2,461,973       2,698,060
Other real estate                                                 92,924         181,280
Accrued interest receivable                                    2,421,799       1,997,240
Other assets                                                     754,357         721,154
Premuim paid on purchased assets &
deposits less amortization                                       415,483         452,333
                                                           -------------   -------------
    TOTAL ASSETS                                           $ 211,419,350   $ 223,998,696
                                                           =============   =============

LIABILITIES & STOCKHOLDERS' EQUITY

LIABILITIES:
Deposits:
  Non-interest bearing deposits                            $  20,875,009   $  25,378,217
  Interest bearing deposits                                  152,620,739     165,757,406
                                                           -------------   -------------
    Total Deposits                                           173,495,748     191,135,623

Securities Sold Under Repurchase Agreement                    16,216,338      11,921,483
Accrued interest payable                                         689,200         903,348
Accrued taxes and other liabilities                              766,334       1,418,982
                                                           -------------   -------------
    TOTAL LIABILITIES                                        191,167,620     205,379,436

STOCKHOLDERS' EQUITY:
Common stock, $5 par value per share:
  Authorized - 1,000,000 shares
  Issued & outstanding 742,651 shares                          3,713,255       3,713,255
Additional paid-in capital                                    13,877,419      13,877,419
Retained earnings                                              2,454,690         941,020
Accumulated other comprehensive income
  Unrealized gain on securities                                  206,366          87,566
                                                           -------------   -------------
    TOTAL STOCKHOLDERS' EQUITY                                20,251,730      18,619,260
                                                           -------------   -------------
    TOTAL LIABILITIES and STOCKHOLDERS' EQUITY             $ 211,419,350   $ 223,998,696
                                                           =============   =============

                 See notes to consolidated financial statements.

                          MERCHANTS CAPITAL CORPORATION
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)


                                                          Three Months Ended              Nine Months Ended
                                                             September 30,                  September 30,
                                                         1998            1997            1998            1997
                                                     ------------    ------------    ------------    ------------
  Interest and fees on loans                         $  3,297,886    $  3,224,379    $  9,851,531    $  9,389,709
  Interest on investment securities
    Taxable interest income                               797,083         859,346       2,482,426       2,500,347
    Interest income exempt from
      federal income taxes                                 52,611          43,540         153,773         135,139
  Interest on federal funds sold                          119,128          85,992         274,359         310,348
                                                     ------------    ------------    ------------    ------------
     TOTAL INTEREST INCOME                              4,266,708       4,213,257      12,762,089      12,335,543

Interest Expense:
  Interest on deposits                                  1,709,679       1,676,933       5,143,180       4,988,332
  Interest on fed funds pur & sec sold u/repo             197,315         168,768         518,114         489,695
                                                     ------------    ------------    ------------    ------------
     TOTAL INTEREST EXPENSE                             1,906,994       1,845,701       5,661,294       5,478,027
                                                     ------------    ------------    ------------    ------------
     NET INTEREST INCOME                                2,359,714       2,367,556       7,100,795       6,857,516
Provision for loan losses                                 105,000         105,000         315,000         315,000
                                                     ------------    ------------    ------------    ------------
    NET INTEREST INCOME AFTER
    PROVISION FOR LOAN LOSSES                           2,254,714       2,262,556       6,785,795       6,542,516
Other Income:
  Service charges on deposits                             416,381         408,245       1,226,809       1,197,438
  Trust service income                                    143,294         148,391         408,451         366,444
  Insurance premium and commissions                        89,927         136,754         361,933         426,046
  Other                                                    45,179          49,580         136,360         168,833
                                                     ------------    ------------    ------------    ------------
    TOTAL OTHER INCOME                                    694,781         742,970       2,133,553       2,158,761
Other Expenses:
  Salaries                                                764,844         764,730       2,342,841       2,328,338
  Employee benefits                                       153,370         142,870         478,810         503,358
  Net occupancy expense                                   141,962         134,459         388,061         384,805
  Equipment expense                                       134,630         146,758         428,581         426,017
  Other                                                   472,860         632,815       1,816,768       1,802,226
                                                     ------------    ------------    ------------    ------------
    TOTAL OTHER EXPENSES                                1,667,666       1,821,632       5,455,061       5,444,744
                                                     ------------    ------------    ------------    ------------
    INCOME BEFORE INCOME TAXES                          1,281,829       1,183,894       3,464,287       3,256,533
    INCOME TAX PROVISION                                  517,340         497,285       1,245,098       1,123,193
                                                     ------------    ------------    ------------    ------------
    NET INCOME                                       $    764,489    $    686,609    $  2,219,189    $  2,133,340
Other comprehensive income before tax:
  Unrealized gains (losses) on securities:
    Unrealized holding gains (losses)
      arising during the period                           105,058         (71,568)        194,755         (49,884)
    Less: Reclassification adjustment for
      gain included in net income                               0           6,330               0          18,639
                                                     ------------    ------------    ------------    ------------
    OTHER COMPREHENSIVE INCOME BEFORE TAX                 105,058         (77,898)        194,755         (68,523)
    INCOME TAX (EXPENSE) BENEFIT                          (40,973)         30,380         (75,955)         26,724
                                                     ------------    ------------    ------------    ------------
    OTHER COMPREHENSIVE INCOME, NET OF TAX                 64,085         (47,518)        118,800         (41,799)
                                                     ------------    ------------    ------------    ------------
    TOTAL COMPREHENSIVE INCOME                       $    828,574    $    639,091    $  2,337,989    $  2,091,541
                                                     ============    ============    ============    ============


Basic earnings per common share (Note 5)             $       1.03    $       0.92    $       2.99    $       2.87
Diluted earnings per common share (Note 5)           $       1.03    $       0.92    $       2.99    $       2.87
Dividends per common share                           $      0.325    $       0.30    $       0.95    $       0.86
Average number of shares of common
  stock outstanding                                       742,651         742,651         742,651         742,651



                 See notes to consolidated financial statements.

                          MERCHANTS CAPITAL CORPORATION
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                  NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997
                                  (Unaudited)

                                                                                     Accumulated Other
                                                                                    Comprehensive Income
                                                      Additional                    --------------------
                                        Common         Paid-In        Retained        Unrealized Gain
                                         Stock         Capital        Earnings      (Loss) on Securities       Total
                                      ------------   ------------   ------------    --------------------    ------------

BALANCE, January 1, 1997              $  3,537,580   $ 12,823,369   $    596,516    $             46,924    $ 17,004,389

  Net income                                    --             --      2,133,340                      --       2,133,340

  Cash dividends declared
     (.86 per share)                            --             --       (640,157)                     --        (640,157)

  Stock dividend (5%)                      175,675      1,054,050     (1,229,725)                     --              --

  Factional Shares
    purchased (240.8 shares
    @ $35.00 per share)                         --             --         (8,428)                     --          (8,428)

  Other comprehensive income                    --             --             --                 (41,799)        (41,799)

                                      ------------   ------------   ------------    --------------------    ------------
BALANCE, Sept. 30, 1997               $  3,713,255   $ 13,877,419   $    851,546    $              5,125    $ 18,447,345
                                      ============   ============   ============    ====================    ============




BALANCE, January 1, 1998              $  3,713,255   $ 13,877,419   $    941,020    $             87,566    $ 18,619,260

  Net income                                    --             --      2,219,189                      --       2,219,189

  Cash dividends declared
     (.95 per share)                            --             --       (705,519)                     --        (705,519)

  Other comprehensive income                    --             --             --                 118,800         118,800

                                      ------------   ------------   ------------    --------------------    ------------
BALANCE, Sept. 30, 1998               $  3,713,255   $ 13,877,419   $  2,454,690    $            206,366    $ 20,251,730
                                      ============   ============   ============    ====================    ============


                 See notes to consolidated financial statements.

                          MERCHANTS CAPITAL CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                                                 Nine Months Ended
                                                                                   September 30,
                                                                            ----------------------------
                                                                                1998            1997
                                                                            ------------    ------------
OPERATING ACTIVITIES:
Net income                                                                  $  2,219,189    $  2,133,340
Adjustments to reconcile net income to net cash provided by operating activities:
  Provision for loan losses                                                      315,000         315,000
  Provision for depreciation and amortization                                    344,272         347,766
  Net accretion on AFS securities                                               (355,431)       (508,782)
  Gain on sale of securities                                                          --         (18,639)
  Loss (gain) on sale of real estate                                              20,101         (14,777)
  Increase in accrued interest receivable                                       (424,559)       (340,464)
  Increase in other assets                                                       (40,902)        (30,023)
  Decrease in accrued interest payable                                          (214,148)        (39,997)
  Decrease in taxes and other liabilities                                       (114,225)        (84,469)
                                                                            ------------    ------------
    NET CASH PROVIDED BY OPERATING ACTIVITIES                                  1,749,297       1,758,955
                                                                            ------------    ------------
INVESTING ACTIVITIES:
(Increase) decrease in federal funds sold                                     (1,711,451)     10,251,066
Purchase of investment securities-AFS                                        (25,920,270)    (73,920,414)
Proceeds from maturities of investment securities-AFS                         39,706,487      47,627,735
Proceeds from sales of investment securities-AFS                                      --       6,783,187
Prepayments on mortgage backed securities                                      1,529,241       2,102,550
Net increase in loans                                                         (1,671,276)     (5,341,076)
Purchases of premises and equipment                                              (71,335)       (167,066)
                                                                            ------------    ------------
    NET CASH PROVIDED (USED) BY INVESTING ACTIVITIES                          11,861,396     (12,664,018)
                                                                            ------------    ------------
FINANCING ACTIVITIES:
Net (decrease) increase in deposits                                          (17,639,875)      6,329,652
Cash dividends paid                                                           (1,243,941)       (965,687)
Payment of fractional shares from stock dividend                                      --          (8,428)
Net increase in Sec. sold-repurchase agreement                                 4,294,855       4,635,707
                                                                            ------------    ------------
    NET CASH (USED) PROVIDED BY FINANCING ACTIVITIES                         (14,588,961)      9,991,244
                                                                            ------------    ------------
DECREASE IN CASH AND CASH EQUIVALENTS                                           (978,268)       (913,819)

CASH AND CASH EQUIVALENTS AT THE BEGINNING OF THE YEAR                        10,084,731      10,305,656
                                                                            ------------    ------------
CASH AND CASH EQUIVALENTS AT END OF YEAR                                    $  9,106,463    $  9,391,837
                                                                            ============    ============

SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Dividends declared but not paid                                             $    241,362    $    222,795
Total increase (decrease) in unrealized gain on
securities available for sale, net of deferred taxes                        $    118,800    ($    41,799)


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

     The consolidated financial statements have been prepared by the Company without an audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of their operations and their cash flows as of September 30, 1998, and for all periods presented have been made.

     Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The results of operations for the periods ended September 30, 1998, are not necessarily indicative of operating results for the full year. It is suggested these financial statements be read in conjunction with the Company's Annual Report and proxy statements filed with its Form 10-KSB for the year ended December 31, 1997.


2. Nonperforming Assets

     Nonperforming assets at September 30, 1998 and December 31, 1997, were as follows:


                                              9-30-98        12-31-97
                                           ------------    ------------
Nonaccrual loans                           $  1,066,660    $    263,686
Ninety days or more past due                    392,278         565,249
                                           ------------    ------------
Total nonperforming loans                  $  1,458,938    $    828,935

Other real estate owned (net)                    92,924         181,280
                                           ------------    ------------
Total nonperforming assets                 $  1,551,862    $  1,010,215
                                           ============    ============


Nonperforming loans as a
percent of loans, net of
unearned interest                                  1.05%           0.60%


3. Allowance for Loan Losses

     The following table reflects the transactions in the allowance for loan losses for the nine month periods ended September 30, 1998 and 1997:


                                               1998             1997
                                           ------------     ------------
Balance at beginning of year               $  1,592,012     $  1,545,820

Provision charged to operations                 315,000          315,000
Charge offs                                    (539,124)        (414,456)
Recoveries                                      196,491          215,489
                                           ------------     ------------
Balance at end of period                   $  1,564,379     $  1,661,853
                                           ============     ============

Allowance for loan losses as a
percent of loans, net of unearned
interest                                           1.13%            1.21%


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


6. Regulatory Matters

     BancorpSouth, Inc., (NYSE/BXS) holding company of BancorpSouth Bank which does business in Mississippi as Bank of Mississippi, and Merchants Capital Corporation, holding company of Merchants Bank, announced on May 4, 1998, the signing of a definitive agreement to merge Merchants Capital Corporation into BancorpSouth, subject to approval of the shareholders of Merchants Capital Corporation and federal and state regulatory authorities. A special shareholders meeting of Merchants Capital Corporation has been set for November 19, 1998, to vote upon the merger.


ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operation

Changes In Financial Position and Liquidity

     In the nine months ended September 30, 1998, assets decreased by $12,579,346 or 5.62%. This resulted from decreases of $978,268 in cash and due from banks, $14,765,274 in investment securities, $236,087 in bank premises & equipment, $88,356 in other real estate, and $36,850 in premium paid on purchased assets and deposits. These decreases were offset by increases of $1,711,451 in federal funds sold, $1,356,276 in net loans, $424,559 in accrued interest receivable, and $33,203 in other assets. The decrease in assets was also a result of net decreases of $17,639,875 in deposits, $214,148 in accrued interest payable, and $652,648 in accrued taxes and other liabilities. These decreases were offset by an increase of $4,294,855 in securities sold under repurchase agreement, and $1,513,670 in retained earnings resulting from year-to-date net income of $2,219,189 less cash dividends declared of $705,519. Also, assets and stockholders' equity were increased by $118,800 due to an increase in net unrealized gain on securities available for sale.

     Nonperforming loans as of September 30, 1998 were $1,458,938 compared to $828,935 as of Dec. 31, 1997. The nonaccrual loans increased by $802,974 while the ninety days or more past due decreased by $172,971 as compared to Dec. 31, 1997. The nonperforming loans as a percent of loans, net of unearned income, was 1.05% at September 30, 1998 compared to .60% at December 31, 1997.

     The allowance for loan losses was $1,564,379 as of September 30, 1998 compared to $1,661,853 as of September 30, 1997. The ratio of the allowance for possible losses to loans, net of unearned income, decreased to 1.13% as of September 30, 1998 compared to 1.21% as of September 30, 1997. Management regularly reviews the level of the allowance for possible loan losses and is of the opinion that it is adequate at September 30, 1998.

Results of Operations

     In the third quarter ended September 30, 1998, net income increased by $77,880 which represented an increase of 11.34% over the third quarter income of 1997. Net interest income decreased by $7,842 or .33% as a result of an increase of $53,451 or 1.27% in interest income and an increase of $61,293 or 3.32% in interest expense. There was no change in the provision for loan losses. Other income decreased by $48,189 or 6.49%; so did other expenses by $153,966 or 8.45%. The income tax provision increased by $20,055 or 4.03%. The total comprehensive income, net of taxes, increased by $189,483 or 29.65% compared to the third quarter in September 30, 1997.

     In the nine months ended September 30, 1998, net income increased by $85,849 which represented an increase of 4.02% over the first nine months income of 1997. Net interest income increased by $243,279 or 3.55% as a result of an increase of $426,546 or 3.46% in interest income and an increase of $183,267 or 3.35% in interest expense. There was no change in the provision for loan losses. Other income decreased by $25,208 or 1.17; while other expenses increased by $10,317 or .19%. The income tax provision increased by $121,905 or 10.85%. The total comprehensive income, net of taxes, increased by $246,448 or 11.78% compared to the nine months ended in September 30, 1997.



Capital Adequacy

     The Company and the Bank must maintain certain levels of capitalization as prescribed by the various regulators. The Company and the Bank must maintain minimum amounts of capital to total "risk weighted" assets, as outlined under the regulators' 1992 risk-based capital guidelines. The Company and the Bank are required to have minimum Tier I and total capital ratios of 4% and 8%, respectively. The actual ratios at September 30, 1998, were 13.62% and 14.71% (Company) and 12.77% and 13.85% (Bank), respectively. The Company and the Bank's leverage ratios at September 30, 1998, were 9.23% and 8.47%, respectively. The minimum required leverage ratio is 3%-5% with an internal target ratio set at 6% by management.

     The main source of capital expansion for the Company and the Bank continues to be the retention of earnings. However, if the need arises again, the Company can use its borrowing ability to inject needed capital into the Bank. The net change in stockholders' equity of $1,632,470 in the first nine months was the result of the retention of earnings and by a increase of the unrealized gain on securities available for sale. At the present time, there are no planned capital expenditures which would materially restrict capital growth.

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




                                                 MERCHANTS CAPITAL CORPORATION
                                                 -----------------------------





Date  November 12, 1998                             /s/ Howell N. Gage
      ------------------------                   ------------------------------
                                                          (Signature)

                                                     Howell N. Gage
                                                     Chairman of the Board and
                                                     Chief Executive Officer



Date  November 12, 1998                             /s/ James R. Wilkerson, Jr.
      ------------------------                   ------------------------------
                                                          (Signature)

                                                     James R. Wilkerson, Jr.
                                                     Secretary

                               INDEX TO EXHIBITS

Exhibit
Number                 Description
------                 -----------

 27                    Financial Data Schedule